Form 10-K
period 1993-12-31
FEDERAL PAPER BOARD CO INC
filed 1994-03-29
CIK 34891

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM  10-K


            [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 1, 1994

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-3838

                       FEDERAL PAPER BOARD COMPANY, INC.
             (Exact name of Registrant as specified in its charter)

                  NEW YORK                                     22-0904830
         (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                      Identification No.)

75 CHESTNUT RIDGE ROAD, MONTVALE, NEW JERSEY                      07645
   (Address of principal executive office)                     (Zip Code)
     Registrant's telephone number, including area code:  (201) 391-1776
          Securities registered pursuant to Section 12(b) of the Act:


                                                                        Name of each exchange
        Title of each Class                                              on which registered
        -------------------                                             ---------------------
        Common Stock, $5.00 par value per share                 New York Stock Exchange
        $1.20 Cumulative Convertible Preferred Stock,
               $1.00 par value per share                        New York Stock Exchange
        $2.875 Cumulative Convertible Preferred Stock,
               $1.00 par value per share                        New York Stock Exchange
        10% Debentures, due 2011                                Not applicable
        8 1/8% Debentures, due 2002                             Not applicable
        8 7/8% Debentures, due 2012                             Not applicable

Indicate by check mark ("X") whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.
                               YES     X     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   (   )

The number of shares outstanding of the Registrant's common stock, as of February 26, 1994, was 42,175,326 shares. The aggregate market value on February 26, 1994 of voting stock held by non-affiliates of the Company was $989,940,176.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1993 Annual Report to Shareholders are incorporated by reference in Part I, Part II and Part IV hereof.

Portions of the Registrant's 1993 Proxy Statement dated March 15, 1994 are incorporated by reference in Part III hereof.

                                    PART I


ITEM 1.   BUSINESS

Federal Paper Board Company, Inc. (the "Registrant") was incorporated in the State of New York in 1916. The term "Company" used in this report means the Registrant and its consolidated subsidiaries unless the context indicates otherwise. The Company's products have been grouped into the following three industry segments: Paper, Paperboard and Pulp, consisting of bleached and recycled paperboard, bleached softwood and hardwood pulp and uncoated free-sheet paper; Wood Products, consisting of dimensional lumber, wood chips and land management activities; and Converting Operations, consisting of paper and plastic cups and specialty packaging products. Financial information regarding industry segments is included on pages 22 and 23 of the Company's 1993 Annual Report to Shareholders (the "Annual Report"), which information is incorporated herein by reference.

During the fourth quarter of 1993, a special meeting of security holders was held to vote upon a proposal to change the State in which the Company is incorporated. This proposal was approved by the shareholders and the Company has filed an Agreement of Merger with the State of New York, for which it is awaiting approval before the merger may be completed. This merger will not result in any change of the Company's Board of Directors, management, operations or financial condition. A further discussion of the merger is contained in Item 4, Submission of Matters to a Vote of Security Holders on page 7 of this Annual Report on Form 10-K.

In 1991, the Company sold or leased four of its eight folding carton plants and its mechanical packaging operation. The folding carton plants located in Palmer, MA, Versailles, CT, and York, PA were sold to a group of former employees. In this transaction, the Company received a note for approximately $20.5
million.   In 1993, this note was settled and the Company
received cash and preferred stock. The folding carton plant located in Marseilles, IL was leased with the option for the lessee to purchase the facility at the end of the lease term. The mechanical packaging operation was sold and the Company received cash in this transaction. In 1990, the Company acquired Continental Bondware, Inc., a manufacturer of paper cups with plants located in Chicago and Shelbyville, IL, for approximately $146.5 million. In 1989, the Company acquired Imperial Cup Corp., a manufacturer of paper and plastic cups with plants located in Kenton, OH, LaFayette, GA, Salisbury, MD and Visalia, CA, for approximately $95 million. These two businesses were combined and operate under the name of Imperial Bondware Corp.. In 1989, the Company acquired Thomas Tait & Sons, Ltd., an integrated producer of uncoated free-sheet paper, located in Inverurie, Scotland. In this transaction, the Company paid $23.1 million in cash and issued common stock.

                           PAPER, PAPERBOARD AND PULP

The principal products of this business segment are bleached and recycled paperboard, hardwood and softwood pulp and uncoated free-sheet paper. Bleached paperboard is produced on three paperboard machines at the Augusta, GA mill and on two paperboard machines at the Riegelwood, NC mill. Recycled paperboard is produced on one paperboard machine at the Sprague, CT mill. The majority of the paperboard produced at the Company's mills is converted into packaging for various consumer goods and used in printing applications including menus, greeting cards and brochure covers. Bleached paperboard produced at the Augusta and Riegelwood mills is also used by the Company's Converting Operations to produce folding cartons and paper cups. Recycled paperboard produced at the Sprague mill is converted into packaging products by outside customers and the Company's folding carton plants. The Company's mills sold approximately 1,066,000 tons of paperboard and this product accounted for 44% of total sales.

The Company produces hardwood and softwood market pulp at the Riegelwood mill, which is sold in both the domestic and export markets. The Augusta mill produces softwood pulp which is sold, in slush form, to a neighboring newsprint mill under a long-term supply contract. In 1993, of the 1,403,000 tons of pulp produced, approximately 847,000 tons were used to produce paperboard at the Company's mills and the remaining 566,000 tons were available for sale as market pulp. Approximately 68% of market pulp shipped was sold in the export market. The Company's mills sold 530,000 tons of market pulp and this product accounted for 9% of total sales.

The Company produces uncoated free-sheet paper at one mill located in Inverurie, Scotland. Paper is produced on two paper machines and is marketed and sold throughout Europe. The mill uses bleached pulp as its primary raw material which it purchases from the Company's Riegelwood mill and outside producers. In 1993, the mill sold approximately 179,000 metric tons and this product accounted for 8% of total sales.

Also in this business segment, the Company operates five sheeting distribution centers and one extrusion coating plant. These facilities receive paperboard from the Company's mills which is then sheeted to customer specifications. The extrusion coating plant provides poly-coated board to the Company's cup operations and also sells this product to outside customers. These facilities are geographically located throughout the United States so the Company's customers may be serviced quickly and efficiently.

Further information regarding the Paper, Paperboard and Pulp business is included in the Review of Operations on pages 6 to 9 of the Annual Report and is incorporated herein by reference.

                                 WOOD PRODUCTS

The principal products of this business segment are dimensional lumber, wood chips and land management activities. The Company produces both dimensional lumber and wood chips at five lumber plants which are located near the Company's paperboard and pulp mills. Two of the plants, located in Augusta, GA and Johnston, SC, are within a 60 mile radius of the Augusta paperboard and pulp mill and supply the majority of their softwood chips to the mill. The plant located in Washington, GA supplies approximately 7% of its chips to the Augusta paperboard and pulp mill. The plant located in Newberry, SC is between the Augusta and Riegelwood paperboard and pulp mills and supplies approximately 30% of its chips to those mills with the balance being sold to outside customers. The plant located in Armour, NC is two miles from the Riegelwood paperboard and pulp mill and provides 100% of its softwood chips to such mill. The Company also owns five chip mills that process round wood into wood chips which supply the Company's paperboard and pulp mills.

The Company presently owns or controls under long-term leases approximately 693,000 acres of timberland. In the vicinity of its Riegelwood paperboard and pulp mill, the Company directly owns 260,000 acres and holds 116,000 acres under long-term leases with purchase options. In the vicinity of the Augusta paperboard and pulp mill, the Company owns 308,000 acres and has lease rights to 9,000 acres.

Further information regarding the Wood Products business is included in the Review of Operations on pages 9 and 10 of the Annual Report and is incorporated herein by reference.

                            CONVERTING OPERATIONS

The principal products of this business segment are paper and plastic cups, plastic lids, containers and packaging products. The Company's cup operations manufacture paper and plastic disposable drinking cups and food containers at six locations. These products are marketed for use by industrial vending operations, fast food restaurants, soft drink bottlers, paper distributors, theaters and convenience stores. Its primary raw materials are paperboard and plastic. In 1993, approximately 84% of the paperboard consumed in the Company's cup operations was obtained from the Company's own paperboard mills.

The Company also produces folding cartons, used in the packaging of products such as food, laundry soap, tobacco, medical products, drug and health aids, consumer paper products, hardware and toys, at four folding carton plants. In 1991, the Company sold or leased four folding carton plants and its mechanical packaging operation as part of a plan to reduce its presence in the packaging industry. The Company's folding carton plants are equipped with lithographic, gravure, and flexographic printing, giving the Company the capability of producing high quality multi-colored packaging. The packaging products produced are specially designed to serve the packaging and marketing needs of individual customers, which include manufacturers of numerous nationally known consumer goods. Approximately 80% of the paperboard consumed in the Company's packaging operations was obtained from the Company's own recycled and bleached paperboard mills.

Further information regarding the Converting Operations is included in the Review of Operations on pages 10 and 11 of the Annual Report and is incorporated herein by reference.

                          COMPETITION AND CUSTOMERS

The Company's businesses are highly competitive. There are a number of companies involved in these businesses whose total assets and sales are substantially greater than those of the Company, although the Company is a nationally recognized market participant in pulp, recycled paperboard, paper and plastic cups and folding cartons and enjoys a leadership position in the bleached paperboard market.

The principal method of selling the Company's products is through its own sales force. Customers may place orders with the Company for various reasons which may include one or more of the considerations of price, service and quality and the ability of the Company to deliver and service the customers' needs on a timely basis. Bleached and recycled paperboard, market pulp and paper cups are also sold overseas through the Company's sales force and/or through agents. Competition in export markets is based on the same considerations mentioned above. The sale of market pulp is highly competitive and subject to wide fluctuations in price. No single customer accounted for more than 10% of the Company's consolidated sales in any of the last three fiscal years.

                            ENERGY AND RAW MATERIALS

The Company is a large user of electricity and steam in its manufacturing operations. At the Riegelwood mill, steam and electricity are produced by its own power plant which utilizes black liquor (spent pulping chemicals), oil, natural gas and waste wood (bark and sawdust) as fuels. In 1993, approximately 75% of the Riegelwood mill's energy requirements were self-generated. The Company's Augusta mill also generates steam and electricity by its own power plant which utilizes similar fuels (including coal) as described above for Riegelwood. In 1993, approximately 62% of the Augusta mill's energy requirements were self-generated. At the Sprague mill, steam and electric power are produced by the mill's own power plant utilizing oil or natural gas. In 1993, the Sprague mill completed a capital program which involved installing a natural gas pipeline allowing the mill to substitute natural gas for oil, used in the generation of steam in its power boiler and for propane in its paperboard coating drying process. In 1992, the Company's Inverurie mill reduced energy costs by replacing a coal fired power plant with a new natural gas power plant. Electricity is purchased to some degree at all plants to satisfy total demand.

The Company believes its sources of supply with respect to oil, natural gas and purchased power, to be generally adequate. The Company's annual wood needs supplied from other than Company lands are available in ample quantities from sources within an economical transportation area and are believed to be adequate to meet both the present and future needs of the Company at its Riegelwood and Augusta mills. The Company also believes that the Sprague mill has an adequate supply of wastepaper available from sources within an economical transportation area to meet both present and future needs.

                          ENVIRONMENTAL CONSIDERATIONS

The Company is subject to various laws and regulations relating to the environment in the countries in which the Company operates. These regulations require the Company to obtain permits and licenses from appropriate governmental authorities with respect to its facilities. The Company has obtained, has applied for, or in the future will apply for such permits and authorizations and believes that it is in compliance with all existing material environmental regulations.

In order to meet the standards established by environmental laws and regulations, the Company has made substantial capital and operating expenditures and plans to make substantial expenditures in the future. In 1993, environmental capital expenditures totaled $17.2 million. Capital expenditures for environmental purposes are estimated to be approximately $25 million and $70 million for fiscal years 1994 and 1995, respectively. However, spending on these environmental projects may be undertaken in years beyond 1995.

Additional amounts to be incurred for environmental purposes in future years will depend on new laws and regulations, other changes in legal requirements, changes in environmental control technology and changes in the economic environment. In the latter part of 1993, the United States Environmental Protection Agency ("EPA") issued regulations which could result in significant expenditures being incurred in the paper industry in future years. The Company is not yet in a position to establish a meaningful estimate of such costs or predict what potential financial impact changes to other existing regulations would have on the Company. All companies operating in the Company's industry are subject to the same or similar environmental laws and regulations and the Company does not believe that compliance with the laws and regulations that apply to the Company will materially affect its competitive position.

The Company's Riegelwood, NC mill operates its waste water treatment and disposal facilities under a NPDES (National Pollutant Discharger Elimination System) permit issued by the State of North Carolina and an administrative Consent Order which provides temporary relief of the BOD (biochemical oxygen demand) limitations contained in the NPDES permit. The Consent Order requires studies and improvements be completed at various times extending to October 1995. The Company and the State of North Carolina have agreed that a new waste water holding pond will be constructed at the Riegelwood mill by October 1995 at a cost of approximately $25 million. The Augusta, GA mill is under an administrative Consent Order requiring construction of a new landfill. The Company has received approval from the State of Georgia to build a new landfill which is expected to be completed by April 1994 at a cost of approximately $13 million. The projects discussed above are included in the Company's estimates of future environmental capital expenditures.

The process of manufacturing bleached kraft pulp produced at both the Riegelwood and Augusta mills has been found to produce small amounts of dioxin as an unintended by-product. The Riegelwood mill has a permitted effluent limit for dioxin of 0.9 parts per quadrillion ("PPQ"). The effluent dioxin found at the Riegelwood mill is below the limits of detection (10 PPQ) and therefore it is not known whether the contamination exceeds the permitted level. The Company has voluntarily entered into a judicial Consent Order for the Riegelwood mill which gives the mill relief of its permitted effluent limit until December 1996, while additional mill facilities are being constructed to assure compliance. The Augusta mill is in compliance with its permitted effluent limit for dioxin of 180 PPQ. Steps are being taken by the Company to further reduce dioxin at both the Riegelwood and Augusta mills.

The Company has filed for a new waste water discharge permit for its Sprague, CT mill and is awaiting approval from the Connecticut Department of Environmental Protection ("DEP"). In the meantime, the Company's Sprague mill discharges its waste waters under an administrative Consent Order from the Connecticut DEP which allows the mill to continue to discharge under a previously issued NPDES permit until a new permit is issued. The Sprague mill has also entered into an administrative Consent Order with the Connecticut DEP to evaluate and control sporadic odors originating from the mill site. The Company has submitted a plan to the Connecticut DEP to increase the capacity of its waste water treatment system and thereby reduce odor generation potential and is awaiting approval.

The Company will also incur further costs at certain of its other properties as the result of soil contamination from chemical or solvent spills including sites of former folding carton plants which are now inactive. In some cases, the remediation projects are subject to Consent Orders with the state environmental agencies.

The Company has been notified that it is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and by certain state agencies under applicable state laws, with respect to the cleanup of hazardous substances at approximately 11 sites which are not owned or controlled by the Company. The Company cannot predict with certainty the total costs of cleanup, the Company's share of the total costs or the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups, or the availability of insurance coverage. However, based upon its experience with such matters, the Company does not believe that its expected share of such known actual and potential cleanup costs will have a materially adverse effect on its financial condition and results of operations.

The Company has recorded accruals in the Consolidated Balance Sheet for the environmental costs, referred to above, of $4.7 million and $3.8 million, at January 1, 1994 and January 2, 1993, respectively. In the opinion of management, these accruals are sufficient to cover probable and estimable environmental costs.

                                   EMPLOYEES

The Company employed approximately 6,850 employees as of February 26, 1994 and February 27, 1993. Approximately one-half of the employees are covered by collective bargaining agreements, the majority of which are at the Company's four mills: the agreement at the Inverurie mill expired in December 1993 and was renegotiated, the new agreement expires in December 1995; the agreement at the Riegelwood, NC paperboard and pulp mill expires in September 1995; and the agreements at the Augusta, GA pulp and paperboard mill and the Sprague, CT recycled paperboard mill expire in August 1996 and July 1996, respectively.

ITEM 2.  PROPERTIES.

The following table sets forth the location and use of each of the principal facilities of the Company. All of the facilities are owned by the Company except as indicated in the table.

         LOCATION                                          USE
         --------                                          ---
Paper, Paperboard and Pulp:
- ---------------------------
    Augusta, Georgia                      Manufacture of bleached paperboard and
                                          softwood  pulp.

    Hazleton, Pennsylvania                Service Distribution Center - Sheeting of
                                          paperboard.

    Inverurie, Scotland                   Manufacture of uncoated free-sheet paper.

    Ontario, California (a)               Service Distribution Center - Sheeting of
                                          paperboard.

    Prosperity, South Carolina            Service Distribution Center - Poly-coating
                                          of paperboard.

    Riegelwood, North Carolina            Manufacture of bleached paperboard and
                                          bleached  hardwood and softwood pulp.

    Sprague, Connecticut                  Manufacture of recycled paperboard.

    Sturgis, Michigan                     Service Distribution Center - Sheeting of
                                          paperboard.

    Wharfedale, England                   Service Distribution Center - Sheeting of
                                          paperboard.

Wood Products:
- --------------
    Armour, North Carolina                Manufacture of dimensional lumber and chips.

    Augusta, Georgia                      Manufacture of dimensional lumber and chips.

    Johnston, South Carolina              Manufacture of dimensional lumber and chips.




                LOCATION                                                USE
                --------                                                ---

        Newberry, South Carolina                        Manufacture of dimensional lumber and chips.

        Washington, Georgia                             Manufacture of dimensional lumber and chips.

Converting Operations:
- ---------------------

        Chicago, Illinois                               Manufacture of paper cups.

        Durham, North Carolina                          Manufacture of folding cartons.

        Hendersonville, North Carolina                  Manufacture of folding cartons.

        Kenton, Ohio                                    Manufacture of paper cups.

        LaFayette, Georgia (b)                          Manufacture of plastic cups and plastic lids.

        Salisbury, Maryland (b)                         Manufacture of paper cups.

        Shelbyville, Illinois                           Manufacture of paper cups, paper plates and
                                                        plastic lids.

        Thomaston, Georgia                              Manufacture of folding cartons.

        Visalia, California                             Manufacture of paper cups.

        Wilmington, North Carolina                      Manufacture of folding cartons.


(a)  Leased through 1997.

(b) Leased through 1997 with the option to purchase the facility.

The Company believes that its facilities are in good working condition and are suitable for its current operations. While the productive capacity is deemed adequate for each business unit, the Company continually invests in projects that are designed to improve both the quality and quantity of goods produced. In some cases, facilities have the ability to expand productive capacity through additional work shifts as opposed to additional capital requirements.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any significant legal proceedings other than those matters discussed in Item 1, under "Environmental Considerations."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended January 1, 1994, one matter was submitted to a vote of security holders. A special meeting of shareholders was held on November 16, 1993. Shareholders voted on a proposal to change the state of incorporation of the Company from New York to North Carolina. The reorganization will be accomplished pursuant to an Agreement of Merger, under which the Company, which is a New York Corporation, would be merged into a wholly owned subsidiary, Fedco, Inc., organized under the laws of North Carolina. Fedco, Inc. would be the surviving corporation and would subsequently change its name to Federal Paper Board Company, Inc.. The number of votes cast for, against and withheld were 33,284,044, 1,966,376 and 115,967, respectively.

SPECIAL ITEM.  EXECUTIVE OFFICERS OF THE COMPANY.

The following table sets forth the name, age, principal occupation and business experience during the last five years for each of the executive officers of the Company.

JOHN R. KENNEDY(a), 63, Director, President and Chief Executive
Officer. President and Chief Executive Officer from 1975 to date.

QUENTIN J. KENNEDY(a), 60, Director, Executive Vice President and Secretary. Executive Vice President and Secretary from 1983 to date.

ROBERT D. BALDWIN, 56, Director and Senior Vice President,
Marketing, Forest Products Division.  Senior Vice President,
Marketing, Forest Products Division from 1985 to date.

W. MARK MASSEY, JR., 55, Director and Senior Vice President, Manufacturing, Forest Products Division. Senior Vice President, Manufacturing, Forest Products Division from 1990 to date; Vice President and General Manager, Augusta Operations from 1987 to 1990.

JOHN E. ABODEELY, 50, Vice President and General Manager
Packaging Operations from November 1991 to date; Vice President,
Manufacturing, Packaging & Printing Operations from 1986 to
November 1991.

MICHAEL J. BALDUINO, 43, Vice President and General Manager Imperial Bondware Corp. from February 1992 to date; Vice President of Marketing, Commercial Products, James River Corp. from September 1990 to February 1992; Director of Consumer Marketing and Support, James River Corp. from June 1989 to September 1990; Director of Regional Business Development, James River Corp. from September 1987 to June 1989.

CARL L. BUMGARDNER, III, 36, Vice President, Printing Paper Sales from July 1993 to date; General Manager, Bleached Paperboard Printing Sales from November 1991 to July 1993; Marketing and Sales Manager, Bleached Paperboard Packaging from July 1991 to November 1991; National Marketing Manager from 1989 to July 1991.

THOMAS L. COX, 46, Vice President and Treasurer from November
1991 to date; Treasurer from 1989 to November 1991; Controller from 1988 to 1989; Director of Finance and Administration,
Augusta Mill from 1981 to 1988.

MICHAEL G. CULBRETH, 45, Vice President, Employee Relations from
April 1991 to date; Director, Employee Relations, Forest
Products Division from August 1989 to April 1991; Manager,
Employee Relations, Augusta Mill from 1978 to August 1989.

ROBERT F. DANSBY, 54, Vice President, Augusta Operations from
May 1990 to date; Manager, Manufacturing Services, Augusta Mill from 1987 to May 1990.

THOMAS F. GRADY, JR., 51, Vice President, Sales, Imperial Bondware Corp. from November 1991 to date; Vice President, Paperboard Sales from May 1989 to November 1991; Marketing Manager, Bleached Board Sales, National Accounts from 1987 to May 1989.

LOUIS O. GRISSOM, 47, Vice President, Riegelwood Operations from
1991 to date; Assistant Resident Manager, Riegelwood Mill from
May 1990 to 1991; Production Manager, Augusta Mill from 1987 to
May 1990.

RICHARD W. HUGHES, 54, Vice President, Woodlands from 1987 to date.

STEWART MONROE, JR., 60, Vice President, Pulp Sales from 1986 to date.

ROGER L. SANDERS, II, 49, Controller from 1989 to date; Director of Finance and Administration, Augusta Mill from 1988 to 1989.

F. JOHN SECURCHER, 49, Vice President, Manufacturing Imperial Bondware Corp. from December 1992 to date; Vice President and General Manager, Sherry Cup from January 1991 to December 1992; Vice President, Systems and Technology, Imperial Bondware Corp. from October 1990 to January 1991; Vice President, Manufacturing, Continental Bondware, Inc. (acquired by the Registrant in 1990) from September 1986 to October 1990.

L. KIRK SEMKE, 57, Vice President, Manufacturing Technology from
1991 to date; Vice President, Riegelwood Operations from 1987 to
1991.

WILLIAM R. SNELLINGS, JR., 45, Vice President, Paperboard Sales from April 1991 to date; General Sales Manager, Bleached Board
Packaging from August 1989 to April 1991; Manager, Marketing from September 1987 to August 1989.

THOMAS J. TAIT, O.B.E., 46, Vice President, Managing Director,
Thomas Tait & Sons, Ltd. from 1989 to date; Chairman and
Managing Director, Thomas Tait & Sons, Ltd. (acquired by the
Registrant in 1989) from 1970 to 1989.

J. RONALD TILLMAN, 49, Vice President, Wood Products from 1991 to date; General Manager, Wood Products from 1990 to 1991;
General Operations Manager from 1987 to 1990.

IVAN D. WILSON, 57, Vice President, Service Distribution
Centers, from April 1992 to date; Controller, Riegelwood
Operations from 1973 to April 1992.


Messrs. J. R. Kennedy, Q. J. Kennedy, R. D. Baldwin, and W. M. Massey, Jr. have Employment Agreements with the Company by the terms of which Mr. J. R. Kennedy will act as President, Mr. Q.
J. Kennedy will act as Executive Vice President, and Messrs. R.
D. Baldwin and W. M. Massey, Jr. will act as Senior Vice Presidents for the Company or in such other capacities as the Board of Directors shall determine. The agreement with Mr. J.
R. Kennedy extends through 1995. The agreement with Mr. Q. J. Kennedy extends through 1998. The Agreement with Mr. R. D. Baldwin extends through 1997. The Agreement with Mr. W. M. Massey, Jr. extends through 1996. All other Executive Officers are elected to their respective offices annually by the Board of Directors.


(a) Messrs. J. R. Kennedy and Q. J. Kennedy are brothers.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

The information required by Item 5 is included on page 36 of the Annual Report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

The information required by Item 6 is included on page 37 of the Annual Report and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The information required by Item 7 is included on pages 18 through 21 of the Annual Report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by Item 8 is included on pages 22 through 36 of the Annual Report and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors of the Company and their business experience are set forth on pages 3 through 5 of the Company's Notice of Annual Meeting and Proxy Statement, dated March 15, 1994 (the "Proxy
Statement") and are incorporated herein by reference.   The
discussion of executive officers of the Company is included in
Part I under "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION.

A description of the compensation of the Company's executive officers is set forth on pages 5 through 15 of the Proxy Statement, and with the exception of the section headed "Compensation Committee Report" on pages 12 and 13, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

A description of the security ownership of certain beneficial owners and management is set forth on pages 2 and 3 of the Proxy
Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None, other than those described under Items 11 and 12.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K.

EXHIBITS:

A list of the exhibits required to be filed as part of this Report on Form 10-K is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

REPORTS ON FORM 8-K:

No reports on Form 8-K were filed for the sixteen weeks ended
January 1, 1994.

FINANCIAL STATEMENT SCHEDULES:

The consolidated balance sheets as of January 1, 1994 and January 2, 1993, and related consolidated statements of income, cash flows and shareholders' equity for each of the three fiscal years in the period ended January 1, 1994 and the related notes to financial statements, together with the Independent Auditors' Report thereon of Deloitte & Touche, dated February 7, 1994, appearing on pages 22 through 35 of the Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1 and 5 through 8, the Annual Report is not to be deemed filed as part of this report. The following additional financial data should be read in conjunction with the financial statements in the Annual Report. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                           ADDITIONAL FINANCIAL DATA

                       FISCAL YEARS 1993, 1992, AND 1991



                                                                                                Page
                                                                                                ----
Independent Auditors' Report                                                                    12

Financial Statement Schedules:


II      Amounts Receivable from Related Parties and Underwriters,
        Promoters and Employees other than Related Parties                                      13-14

V       Property, Plant and Equipment                                                           15

VI      Accumulated Depreciation and Amortization of Property, Plant
        and Equipment                                                                           16

VIII    Valuation and Qualifying Accounts                                                       17

IX      Short-Term Borrowings                                                                   18

X       Supplementary Income Statement Information                                              19

INDEPENDENT AUDITORS' REPORT
- ----------------------------


To the Shareholders and Board of Directors of Federal Paper Board Company, Inc.

We have audited the consolidated financial statements of Federal Paper Board Company, Inc. and its subsidiary companies as of January 1, 1994 and January 2, 1993 and for each of the three fiscal years in the period ended January 1, 1994, and have issued our report thereon dated February 7, 1994, which report includes an explanatory paragraph as to changes in the method of accounting for income taxes and in the method of accounting for postretirement benefits other than pensions; such financial statements and report are included in your 1993 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Federal Paper Board Company, Inc. and its subsidiary companies, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




/s/ DELOITTE & TOUCHE
Parsippany, New Jersey
February 7, 1994

                                                                    SCHEDULE  II



                       FEDERAL PAPER BOARD COMPANY, INC.
           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                                 (IN THOUSANDS)


Name                  Balance at Beginning             Amounts           Amounts       Balance at End of Period
of  Debtor            of Period          Additions     Collected         Written Off   Current    Non-Current
- ----------------------------------------------------------------------------------------------------------------
Fiscal Year Ended January 1, 1994
- ---------------------------------

L. Winner                 $401           $  -          $(111)            $(290)         $   -           $ -
T. Cox                     390                            (6)                                            384
L. Grissom                 300                            (7)                                            293
M. Culbreth                299                            (5)                                            294
W. Snellings               250                            (4)                                            246
C. Bumgardner              178                            (1)                                            177
D. Kaplan                  166                           (90)              (76)                           -
J. McCarley                164                          (164)                                             -
J. Henderson               154                            (1)                                            153
R. Sanders                 137                                                                           137
L. Semke                   128                           (25)                                            103
R. Erickson                127                          (127)                                             -
J. Aldridge                125                            (3)                                            122
D. Claiborne               125                            (1)                                            124
J. May                     114                                                                           114

Fiscal Year Ended January 2, 1993
- ---------------------------------

L. Winner                 $410           $  6           $(15)             $  -          $401           $  -
T. Cox                     390                                                             6             384
J. Mador                   345                          (132)             (213)                           -
M. Culbreth                305                            (6)                              5             294
L. Grissom                 300                                                             6             294
T. Mildenberg              260                           (68)             (192)                           -
W. Snellings               250                                                             4             246
C. Bumgardner              178                                                             1             177
D. Kaplan                  169                            (3)                                            166
J. McCarley                164                                                             2             162
J. Henderson               154                                                             1             153
L. Semke                   153                           (25)                              5             123
R. Sanders                 140                            (3)                                            137
R. Erickson                127                                                           127              -
J. Aldridge                125                                                             3             122
E. Zaharko                 120                           (60)                                             60
J. May                     114                                                                           114
D. Claiborne                -             125                                                            125

                                                                    SCHEDULE  II
                                                                     (Continued)

                       FEDERAL PAPER BOARD COMPANY, INC.
           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                                 (IN THOUSANDS)



  Name of      Balance at Beginning               Amounts         Amounts       Balance at End of Period
  Debtor            of Period        Additions   Collected      Written Off     Current     Non-Current
- --------------------------------------------------------------------------------------------------------
Fiscal Year Ended December 28, 1991
- -----------------------------------
L. Grissom                 $435         $165       $(300)           $ -          $ -          $ 300
T. Cox                      418                      (28)                                       390
J. Mador                    345                                                   345             -
T. Mildenberg               260                                                   260             -
W. Snellings                250                                                                 250
C. Bumgardner               178                                                                 178
D. Kaplan                   169                                                                 169
J. McCarley                 164                                                                 164
J. Henderson                154                                                                 154
R. Sanders                  140                                                                 140
R. Erickson                 127                                                                 127
J. Aldridge                 125                                                                 125
L. Semke                     -           153                                                    153
J. May                       -           114                                                    114
M. Culbreth                  -           345        (40)                            6           299
L. Winner                    -           410                                       15           395
E. Zaharko                   -           120                                                    120


Note

Balances at January 1, 1994 and January 2, 1993 represent relocation notes or moving advances. Prior to October 1, 1992, these amounts represented shared appreciation loans, moving advances, interest bearing promissory notes and non-interest bearing promissory notes. As of October 1, 1992, all loans were revised as follows: All loans are secured and will extend for a period of up to twenty years. During the first ten year period, no interest is charged, but 15% of any bonus paid must be applied to reduce the outstanding principal. Thereafter, the loans bear interest at the long-term Federal Government Rate, and the principal is amortized over such term.

                                                                      SCHEDULE V
                       FEDERAL PAPER BOARD COMPANY, INC.
                         PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

                                      Balance at                                                 Balance at
                                      Beginning of  Additions                 Other Changes        End of
Description                            Period        at Cost   Retirements    Add(Deduct)          Period
- -----------                            ------        -------   -----------    -----------          ------
FISCAL YEAR ENDED JANUARY 1, 1994
- ---------------------------------
Property, Plant and Equipment:
  Land                               $    14,990    $    710      $     38     $     565         $   16,227
  Buildings/Leasehold Imp.               227,437      13,612           291        (1,899)           238,859
  Machinery & Equipment                2,198,152      82,988        18,294        (3,224)         2,259,622
  Construction in Progress                92,105      61,487           -          (1,877)           151,715
                                      ----------    --------      --------     ---------        -----------
  Total                               $2,532,684    $158,797 (1)  $ 18,623     $  (6,435) (2)   $ 2,666,423
                                      ==========    ========      ========     =========        ===========

Timber & Timberlands                 $   191,840    $  4,232      $  2,219     $  (4,179) (3)   $   189,674
                                      ==========    ========      ========     =========        ===========

FISCAL YEAR ENDED JANUARY 2, 1993
- ---------------------------------
Property, Plant and Equipment:
  Land                               $    14,618   $      50      $    -       $     322        $    14,990
  Buildings/Leasehold Imp.               205,177      12,333         1,214        11,141            227,437
  Machinery & Equipment                1,926,054     193,431        12,288        90,955          2,198,152
  Construction in Progress               217,770     (65,321)          -         (60,344)            92,105
                                      ----------    --------      --------     ---------        -----------
  Total                               $2,363,619   $ 140,493      $ 13,502     $  42,074  (4)    $2,532,684
                                      ==========    ========      ========     =========        ===========

Timber & Timberlands                 $   188,008   $   8,637      $    -       $  (4,805) (3)    $  191,840
                                      ==========    ========      ========     =========        ===========

FISCAL YEAR ENDED DECEMBER 28, 1991
- -----------------------------------
Property, Plant and Equipment:
  Land                               $    13,871   $     485      $     43     $     305         $   14,618
  Buildings/Leasehold Imp.               186,503      25,959         4,447        (2,838)           205,177
  Machinery & Equipment                1,604,602     375,401        50,651        (3,298)         1,926,054
  Construction in Progress               408,508    (186,853)          -          (3,885)           217,770
                                      ----------    --------      --------     ---------        -----------
  Total                              $ 2,213,484   $ 214,992 (1)  $ 55,141     $  (9,716) (5)    $2,363,619
                                      ==========    ========      ========     =========        ===========

Timber & Timberlands                 $   183,186   $  12,411      $    -       $  (7,589) (3)    $  188,008
                                      ==========    ========      ========     =========        ===========

(1)  Includes additions from acquisitions.
(2) Includes ($2,920) for foreign currency translation adjustments and ($3,515) for the write-down of assets, other adjustments and reclassifications.
(3)  Represents cost of timber harvested credited directly to the asset.
(4) Includes ($26,869) for foreign currency translation adjustments, $71,688 for the adjustment of carrying amounts of previous acquisitions as a result of adopting SFAS No. 109 "Accounting for Income Taxes", and ($2,745) for the write-down of assets, other adjustments and reclassifications.
(5) Includes ($6,786) adjustment to purchase accounting estimate, ($3,036) for the utilization of a pre-acquisition net operating loss carryforward and $106 for foreign currency translation adjustments.

                                                                     SCHEDULE VI

                       FEDERAL PAPER BOARD COMPANY, INC.
                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)



                                       Balance at     Charged to                                           Balance at
                                        Beginning      Costs and                       Other Changes         End of
Description                            of Period       Expenses       Retirements       Add(Deduct)          Period
- -----------                            ----------     ----------      -----------     --------------       ----------
FISCAL YEAR ENDED JANUARY 1, 1994
- ---------------------------------
Buildings/Leasehold
  Improvements                         $ 53,941        $ 10,021        $    159          $  (721)           $ 63,082
Machinery & Equipment                   600,393         119,526          13,275              143             706,787
                                       --------        --------        --------          -------            --------
  Total                                $654,334        $129,547        $ 13,434          $  (578) (1)       $769,869
                                       ========        ========        ========          =======            ========
FISCAL YEAR ENDED JANUARY 2, 1993
- ---------------------------------
Buildings/Leasehold
  Improvements                         $ 46,889        $  9,501        $    342          $(2,107)           $ 53,941
Machinery & Equipment                   487,982         122,275           5,712           (4,152)            600,393
                                       --------        --------        --------          -------            --------
  Total                                $534,871        $131,776        $  6,054          $(6,259) (2)       $654,334
                                       ========        ========        ========          =======            ========
FISCAL YEAR ENDED DECEMBER 28, 1991
- -----------------------------------
Buildings/Leasehold
  Improvements                         $ 41,828        $  7,830        $  2,394          $  (375)           $ 46,889
Machinery & Equipment                   415,131         101,247          28,771              375             487,982
                                       --------        --------        --------          -------            --------
  Total                                $456,959        $109,077        $ 31,165          $    --            $534,871
                                       ========        ========        ========          =======            ========

 (1) Includes ($761) for foreign currency translation adjustments and $183 for the write-down of assets and other adjustments.

(2) Includes ($3,159) for foreign currency translation adjustments and ($2,365) for the write-down of assets and other adjustments.

                                                                   SCHEDULE VIII

                       FEDERAL PAPER BOARD COMPANY, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                         Additions
                                Balance at     Charged to        Charged to                        Balance at
                                Beginning      Costs and         Other                             End of
Classification                  of Period       Expenses         Accounts(1)    Deductions(2)      Period
- --------------                  ----------     ----------        -----------    -------------      ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
- -------------------------------
Fiscal Year Ended
  January 1, 1994                 $1,672           89               147             624             $1,284

Fiscal Year Ended
  January 2, 1993                 $2,272          861              (682)            779             $1,672

Fiscal Year Ended
  December 28, 1991               $2,063          491                74             356             $2,272

(1) Includes recoveries on accounts previously written-off, purchase accounting adjustments, reclassifications and foreign currency translation adjustments.

(2)  Represents accounts written-off.

                                                                    SCHEDULE  IX

                       FEDERAL PAPER BOARD COMPANY, INC.
                             SHORT-TERM BORROWINGS
                                 (IN THOUSANDS)



                                          Weighted        Maximum         Average              Weighted
                          Balance at      Average         Amount          Amount               Average
Category of               End of          Interest        Outstanding     Outstanding          Interest Rate
Borrowings                Period          Rate (2)        During Year     During Year (3)      During Year (4)
- -----------               ----------      --------        -----------     ---------------      ---------------
FISCAL YEAR ENDED JANUARY 1, 1994
- ---------------------------------
Banks - Unsecured (1)        $70,304        3.5%            $135,200         $101,970              4.2%

FISCAL YEAR ENDED JANUARY 2, 1993
- ---------------------------------
Banks - Unsecured (1)        $98,100        3.7%            $132,500         $ 64,172              5.2%

FISCAL YEAR ENDED DECEMBER 28, 1991
- -----------------------------------
Banks - Unsecured (1)        $75,032        5.0%            $ 75,032         $ 54,085              7.0%

(1)  Includes amounts which may be classified as long-term debt.

(2) The weighted average interest rate at the end of the year was computed by dividing annualized interest expense in each year by the balance outstanding at the fiscal year-end.

(3) The average amount outstanding during the year is based on period end balances.

(4) The weighted average interest rate during the year was computed by dividing actual interest expense in each year by average short-term borrowings in such year.

                                                                     SCHEDULE  X

                       FEDERAL PAPER BOARD COMPANY, INC.
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (IN THOUSANDS)


For the Fiscal Years Ended January 1, 1994, January 2, 1993 and
- ---------------------------------------------------------------
December 28, 1991
- -----------------

                                                        Charged to Costs and Expenses
                                                        -----------------------------
       Item                                           1993         1992           1991
       -----                                          ----         ----           ----
Maintenance and Repairs                             $81,825       $78,028        $79,236
                                                    =======       =======        =======

Taxes other than Payroll and Income Taxes:

  Real and Personal Property Tax                    $13,323       $14,731        $ 9,043
  Other Tax                                           2,211         2,293          1,649
                                                    -------       -------        -------
                                                    $15,534       $17,024        $10,692
                                                    =======       =======        =======


Royalties, advertising costs and amortization of intangible assets do not exceed one percent of total sales.

For the purposes of complying with amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 33-64258 and 33-64256 (filed June 11, 1993), 2-56623 (filed June 23, 1983), 33-34440 (filed April 17,
1990) and 33-48654 (filed June 22, 1992).

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or in their behalf by their duly appointed attorney-in-fact, on behalf of the Company in the capacities and on the date indicated.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FEDERAL PAPER BOARD COMPANY, INC.

March 25, 1994                 By /s/ QUENTIN J. KENNEDY
                                  -----------------------
                                      Quentin J. Kennedy
                       Director, Executive Vice President and Secretary


Signature                                      Title                            Date
- ---------                                      -----                            ----
/s/ JOHN R. KENNEDY               Director, President and                March 25, 1994
- --------------------              Chief Executive Officer
(John R. Kennedy)                 (Principal Executive Officer)


/s/ THOMAS L. COX                 Vice President and Treasurer           March 25, 1994
- ------------------
(Thomas L. Cox)

/s/ ROGER L. SANDERS, II          Controller                             March 25, 1994
- -------------------------         (Principal Accounting Officer)
(Roger L. Sanders, II)

Signature                                               Title                            Date
- ---------                                               -----                            ----
ROBERT D. BALDWIN *                        Director                               March 25, 1994
(Robert D. Baldwin)

THOMAS L. CASSIDY *                        Director                               March 25, 1994
(Thomas L. Cassidy)

W. RAN CLERIHUE *                          Director                               March 25, 1994
(W. Ran Clerihue)

JAMES T. FLYNN *                           Director                               March 25, 1994
(James T. Flynn)

EDMUND J. KELLY *                          Director                               March 25, 1994
(Edmund J. Kelly)

JOHN L. KELSEY *
(John L. Kelsey)                           Director                               March 25 ,1994

W. MARK MASSEY, JR. *                      Director                               March 25, 1994
(W. Mark Massey, Jr.)



*BY  /s/ THOMAS L. COX
     ------------------
     (Thomas L. Cox, Attorney-in-fact)                                            March 25, 1994

                       Federal Paper Board Company, Inc.
                                 Exhibit Index

EXHIBIT NO.
- -----------
  3           Amended articles of incorporation and current bylaws as of January 16, 1990, filed as Exhibit 3 to the
              Company's Annual Report on Form 10-K for the 1989 fiscal year ended December 30, 1989, and is incorporated herein by reference.

  4           Agreement dated March 25, 1994 of the Company to furnish to the Commission upon request copies of certain instruments with respect to long-term debt.

 10           Amendments No. 1 and No. 2 to the employment contract of Mr. J. R. Kennedy filed as Exhibit 10 to the
              Company's Annual Report on Form 10-K for the 1991 fiscal year ended December 28, 1991 and is incorporated herein by reference. The original contract was filed as Exhibit 10 to the Company's Annual
              Report on Form 10-K for the 1987 fiscal year ended January 2, 1988, and is incorporated herein by reference.

 10.1         Amendments No. 1 and No. 2 to the employment contract of Mr. Q. J. Kennedy filed as Exhibit 10.1 to the
              Company's Annual Report on Form 10-K for the 1991 fiscal year ended December 28, 1991 and is incorporated herein by reference. The original contract was filed as Exhibit 10 to the Company's Annual
              Report on Form 10-K for the 1987 fiscal year ended January 2, 1988, and is incorporated herein by reference.

 10.2         The employment contract of Mr. R. D. Baldwin filed as Exhibit 10.2 to the Company's Annual Report on
              Form 10-K for the 1991 fiscal year ended December 28, 1991, and is incorporated herein by reference.

 10.3         The employment contract of Mr. W. M. Massey, Jr. filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the 1990 fiscal year ended December 29, 1990, and is incorporated herein by reference.

 10.4         Federal Paper Board Company, Inc. 1992 Key Employees Stock Option Plan filed as Exhibit 28 to Form
              S-8 Registration Statement No. 33-48654 dated June 22, 1992, and is incorporated herein by reference.

 10.5         Federal Paper Board Company, Inc. 1989 Key Employees Stock Option Plan filed as Exhibit 28 to Form
              S-8 Registration Statement No. 33-34440 dated April 19, 1990, and is incorporated herein by reference.

 10.6         Federal Paper Board Company, Inc. 1991 Key Employees Long-Term Compensation Plan, as amended, dated June 18, 1991, filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the
              1992 fiscal year ended January 2, 1993, and is incorporated herein by reference.

 10.7         Federal Paper Board Company, Inc. Supplemental Executive Retirement Plan, dated April 18, 1991, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the 1992 fiscal year ended January 2,
              1993, and is incorporated herein by reference.

                       Federal Paper Board Company, Inc.
                                 Exhibit Index
                                  (Continued)


 10.8         Federal Paper Board Company, Inc. 1988 plan for the Compensation of Directors, as amended, dated June
              18, 1991, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the 1992 fiscal year ended January 2, 1993, and is incorporated herein by reference.

 10.9         Federal Paper Board Company, Inc. 1992 Stock Option Plan for Non-Employee Directors, filed as Exhibit
              10.10 to the Company's Annual Report on Form  10-K for the 1992 fiscal year ended January 2, 1993, and is incorporated herein by reference.

 10.10        Federal Paper Board Company, Inc. Retirement Plan for Outside Directors, dated September 20, 1988, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the 1992 fiscal year ended
              January 2, 1993, and is incorporated herein by reference.

 11           Statement of Computation of Earnings Per Common Share

 12           Computation of Ratio of Earnings to Fixed Charges

 13           1993 Annual Report to Shareholders of the Company

 21           List of Subsidiaries

 22           Notice of Annual Meeting of Stockholders and Proxy Statement, dated March 15, 1994 filed with the
              Commission on March 21, 1994 is incorporated herein by reference.

 22.1         Notice of Special Meeting of Stockholders, dated November 16, 1993 filed with the Commission on
              October 14, 1993 is incorporated herein by reference.

 23           Independent Auditors' Consent

 24           Powers of Attorney

 99           Annual Report on Form 11-K Savings and Stock Ownership Plan for Salaried Employees (to be filed by amendment)

 99.1         Annual Report on Form 11-K Savings and Stock Ownership Plan for Hourly Employees (to be filed by amendment)