Form 10-Q
period 1994-03-26
FEDERAL PAPER BOARD CO INC
filed 1994-05-10
CIK 34891

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                      FORM  10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Twelve Weeks Ended March 26, 1994

                                    OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-3838

                        FEDERAL PAPER BOARD COMPANY, INC.
            (Exact name of Registrant as specified in its charter)


     NORTH CAROLINA                             22-0904830
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)              Identification No.)


                  75 CHESTNUT RIDGE ROAD, MONTVALE, NEW JERSEY 07645
                   (Address of principal executive office)   (Zip Code)

      Registrant's telephone number, including area code:   (201) 391-1776

Indicate by check mark ("X") whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to the filing requirements for at least the past 90 days.

                       YES     X       NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.






CLASS                               		OUTSTANDING AT APRIL 23, 1994
Common stock, par value $5 share				          42,208,617

                       FEDERAL PAPER BOARD COMPANY, INC.
                                   INDEX

                                          				              PAGE
PART I		FINANCIAL INFORMATION

Item 1.Financial Statements:

       Condensed Consolidated Balance Sheet	          			    	3

     		Condensed Consolidated Statement of Income			         	4

     		Condensed Consolidated Statement of Cash Flows			     	5

     		Notes to Condensed Consolidated Financial Statements			6

Item 2.	Management's Discussion and Analysis of Financial
       	Condition and Results of Operations	               			7-9


PART  II 	OTHER INFORMATION *

Item 4.	Submissions of Matters to a Vote of Security
        Holders			                                           		10

Item 5.	Other Information				                              				10

Item 6.	Exhibits and Reports on Form 8-K						                	10

       	Signatures			                                     					11





* Item numbers which are inapplicable or to which the answer is negative have been omitted.

                           FEDERAL PAPER BOARD COMPANY, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                							     March 26,		       January 1,
In thousands                       			        1994    		         1994
ASSETS

  Cash						                             	$     267		        $      271
  Receivables - net				            	         71,345		            52,062
  Inventories:
    Raw materials					        	              65,045 	      	     58,720
    Work in process					                     15,434 		           15,469
    Finished goods						                     95,139 		           99,329
    Supplies						                           51,265 		           51,701
      Subtotal						                        226,883   		        225,219
      Lifo Reserve						                     (2,900)		          ( 2,819)
  Total inventories					                    223,983 	  	        222,400
  Other current assets					                  33,400 		           34,960
  Total Current Assets					                 328,995 		          309,693
  Property, plant and equipment 		        2,694,924           2,666,423
  Accumulated depreciation			       	      (799,418)           (769,869)
  Property, plant and equipment - net     1,895,506 	         1,896,554
  Timber and timberlands 		       			       188,655 		          189,674
  Goodwill and other intangibles				        117,045		           118,418
  Other assets						                         71,033 		           55,955
  Total Assets					                     	$2,601,234        		$2,570,294

LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable				 	                 $   91,143 		       $   90,356
  Current portion of long-term debt				      54,529 		           56,148
  Short-term bank debt					                  26,590 		           25,304
  Accrued interest						                     30,862 		           18,688
  Other current liabilities					             92,689 		           87,055
  Total Current Liabilities					            295,813 		          277,551

  Long-term debt						                      983,437 		          973,825
  Other liabilities						                    72,478 		           63,086
  Deferred tax liability					               350,559 		          349,126

  Capital stock						                       214,115 		          214,111
  Other capital						                       250,373 		          249,800
  Retained earnings					                    438,259 		          447,361
  Treasury stock, at cost					               (3,800)		           (4,566)
  Total Shareholders' Equity				            898,947 		          906,706
  Total Liabilities and Shareholders'
     Equity			                           $2,601,234 	       	$2,570,294

  See accompanying notes to condensed consolidated financial statements.

                            FEDERAL PAPER BOARD COMPANY, INC.
                       CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                       (Unaudited)



                                    									    For The Twelve Weeks Ended
                                           									March 26, 		March 27,
In thousands, except per share amounts					           1994			      1993

Net sales							                                   	$319,454   		$319,844

Costs and expenses:
    Cost of products sold							                     246,523		    235,674
    Depreciation, amortization and cost
      of timber harvested			                          32,885		     33,839
    Selling and administrative expenses					          14,999       15,232
    Interest expense							                           19,860		     19,794
    Other - net								                                   82		        189
Total costs and expenses		                  					    314,349		    304,728

Income before taxes                                    5,105		     15,116
Provision for income taxes					               	        2,005		      6,016
Net income								                                     3,100		      9,100
Preferred dividend requirements						                  1,525		      1,526
Net income available to common shares					          $  1,575	    $  7,574



Average Common Shares Outstanding:

    Assuming no dilution							                       42,174 		    41,958
    Assuming full dilution							                     42,948		     42,527


Earnings Per Common Share:

    Assuming no dilution							                        $.04		       $.18
    Assuming full dilution							                      $.04		       $.18

Dividends Declared Per Common Share					               $.25		       $.25

See accompanying notes to condensed consolidated financial statements.

                           FEDERAL PAPER BOARD COMPANY, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)



	                                  								     For the Twelve Weeks Ended
                                       									  March 26,	  	  March 27,
In thousands								                                1994			        1993

CASH FLOWS FROM OPERATIONS:
Net income								                                $ 3,100	      	$ 9,100
Adjustments to reconcile net income to net
 cash provided by operations:
   Depreciation, amortization and cost of
     timber harvested			                           32,885		       33,839
   Deferred income tax provision		     				           939		        5,234
   Other - net					                      			       (7,020)		       2,799
Net changes in current assets and liabilities		       278		       (4,753)
NET CASH PROVIDED BY OPERATIONS				                30,182		       46,219


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures							                       (28,162)		     (22,201)
Other									                                       (144)		         112
NET CASH USED FOR INVESTING ACTIVITIES				        (28,306)		     (22,089)


CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid							                        (12,189)		     (12,141)
Increase in long-term debt	           						       10,267		          125
Payments on long-term debt						                   (2,313)		     (12,294)
Issuance of equity capital							                   1,113		          289
Change in short-term bank debt						                1,242		         (106)
NET CASH USED FOR FINANCING ACTIVITIES				         (1,880)	      (24,127)


INCREASE (DECREASE)IN CASH					                        (4)	            3
   Cash:   Beginning of year						                    271		          280
           End of period						                   	$   267	      	$   283



See accompanying notes to condensed consolidated financial statements.

                           FEDERAL PAPER BOARD COMPANY, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


1. 	In the opinion of management, the accompanying unaudited
interim financial statements reflect all adjustments, of a normal and recurring nature, necessary to present fairly the results for the interim periods presented.

 2.	Net income used in the computation of earnings per common
share assuming no dilution is reduced by preferred dividend requirements. Earnings per common share assuming full dilution for the first quarter of 1994 and 1993 excludes the conversion of the Company's $2.875 convertible preferred stock as the effect is antidilutive.

 3.	The Company manages certain portions of its exposure to
foreign currency fluctuations through a variety of financial instruments with off-balance-sheet market risk including foreign currency option and foreign currency forward contracts. The risk of loss to the Company in the event of non-performance by any party under these agreements is not significant. The Company's market risk under these agreements is subject to currency rate differentials. At March 26, 1994, the Company had outstanding foreign currency call option contracts with notional amounts of 166.0 million U.S. dollars, 10.0 million British pounds and 8.5 million German marks; foreign currency put option contracts with a notional amount of 90.3 million U.S. dollars and forward foreign exchange contracts with a notional amount of
15.0 million U.S. dollars.

 4.	During the first quarter of 1994, the Company terminated $75 million of interest rate swap agreements. At March 26, 1994, the Company had interest rate swap agreements outstanding with a notional principal amount of $175 million. These swap agreements terminate on various dates through the year 1998.

 5.	Effective January 2, 1994, the Company adopted Statement of
Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits". SFAS No. 112 requires the Company to accrue for postemployment benefits provided to former or inactive employees, their beneficiaries and covered dependents after employment but before retirement. The impact of adopting this Statement was not material to the Company's financial position and results of operations for the interim period presented.

                            FEDERAL PAPER BOARD COMPANY, INC.
                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Unaudited)

                                									    For the Twelve Weeks Ended
                                       									March 26,		March 27,
In thousands						                            	    1994			    1993
NET SALES:

Paper, Paperboard and Pulp						                 $220,424   	$221,066
Wood Products								                              58,835		    56,110
Converting Operations							                       67,491		    68,925
Intersegment Eliminations							                  (27,296)		  (26,257)
Total							                                   		$319,454	  	$319,844

INCOME BEFORE TAXES:

Paper, Paperboard and Pulp				                 		$ 10,606 			$ 23,007
Wood Products								                              20,105			   18,916
Converting Operations							                        1,236	        (44)
Intersegment Eliminations						         	              13			     (963)
General Corporate Items - Net					            	    (6,995)		   (6,006)
Interest Expense							                        	  (19,860) 		 (19,794)
Total								                                   	$  5,105		 	$ 15,116


RESULTS OF OPERATIONS:

Paper, Paperboard and Pulp

Net sales of paper, paperboard and pulp remained virtually unchanged compared to the first quarter of the prior year. Market pulp sales increased 30% compared to the prior year due to increased volume. Uncoated free-sheet paper sales remained virtually unchanged compared to the prior year as increased volume was offset by decreased average selling prices. Bleached paperboard sales decreased 6% compared to the prior year primarily due to lower average selling prices while recycled paperboard sales increased 4% compared to the prior year as increased demand for this product offset decreased average selling prices.

Operating profits for this segment declined 54% from the prior year. The decline in operating profits for this segment is primarily attributable to weather related factors, weaknesses in certain segments of the bleached paperboard market and operating problems which resulted in lost production and higher costs at the Company's major mills. During the quarter, operations at the Augusta and Riegelwood mills were adversely affected by unscheduled shutdowns. Operating results were also negatively impacted by higher wood and energy costs in the first quarter of 1994 resulting from the harsh winter weather.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)


The bleached paperboard market showed continued weakness in certain segments. Average selling prices for this product were lower than in the first quarter of last year mainly due to an increase in lower priced commodity grade business. Despite this decline, demand has remained strong, with shipments of this product increasing slightly compared to the first quarter of the prior year. Slightly offsetting the decrease in bleached paperboard operating profits was improved results for market pulp. Operating results increased approximately 40% in the first quarter of 1994 as compared to the first quarter of 1993. Although this product line remained unprofitable in the first quarter, results improved significantly due to increasing demand. A December 1993 pulp price increase was fully implemented during the first quarter, an April price increase is now being implemented and another increase is scheduled to take effect in the second quarter.

Operating profits for the Company's uncoated free-sheet paper operation improved from the comparable period of the prior year. Market conditions began to improve during the first quarter, allowing a price increase to be fully implemented with further increases in selling prices expected in the second quarter. Despite this price increase, average selling prices for this product remained below last year's level by approximately 6%. Demand has remained strong with adequate order backlogs and increased shipments of this product compared to the prior year. Profits were also positively impacted by slightly lower operating costs in the first quarter of 1994, resulting from capital improvements completed in 1993 which enhanced production efficiencies.

Operating profits for recycled paperboard increased 40% compared to the same quarter of the prior year. The recycled paperboard market remained strong during the first quarter. The Company's mill in Sprague, CT operated efficiently with strong order backlogs and relatively stable pricing. Production and shipments of this product increased 4% and 10% respectively, compared to the first quarter of 1993, while average selling prices decreased 5% compared to the first quarter of the prior year. Improved operating efficiencies and increased demand for this product positively impacted operating profits compared to last year's first quarter.

Wood Products

The wood products segment recorded higher operating profits in the first quarter of 1994 compared to the prior year. Market conditions for lumber have continued to be favorable with average selling prices increasing approximately 17% compared to the first quarter of last year. However, shipments for lumber declined approximately 8% compared to the first quarter of 1993. The increase in selling price is primarily attributable to the reduced availability of timber from government-owned lands in the Pacific Northwest and from harsh weather conditions. The decline in shipments was primarily caused by poor weather conditions during the first quarter of 1994.

Converting Operations

Operating profits for this segment were improved while sales declined slightly compared to the first quarter of the prior year. The Company's cup operations experienced improved sales and operating profits compared to the prior year. A strengthening in demand and reduced costs, as a result of cost savings programs which were implemented at each location, are primarily responsible for the improvements. The Company's packaging operations experienced decreased sales and operating profits compared to the prior year.

Interest Expense

Interest expense for the first quarter of 1994 was virtually unchanged compared to the prior year. During the first quarter of 1994, capitalized interest increased while interest savings from the Company's interest rate swap agreements decreased compared to the prior year. The increase in capitalized interest is attributable to higher capital spending on projects qualifying for interest capitalization. Interest expense for the first quarters of 1994 and 1993 includes approximately $0.1 million and $1.9 million of savings, respectively, related to the Company's interest rate swap agreements.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)


Accounting Matters

Effective January 2, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The impact of adopting this Statement, for the first quarter of 1994, was not material to the Company's financial position and results of operations.

CAPITAL RESOURCES AND LIQUIDITY:

Cash provided by operations declined 35% compared to the comparable period of the prior year. The decline was primarily attributable to the lower level of earnings and changes in accounts receivable and inventories in the current year. The increase in receivable levels during the first quarter of 1994 is due to an increase in the average collection period along with a reduction in the amount of receivables sold under an existing agreement. Under this agreement, $83 million and $88 million were sold at March 26, 1994 and January 1, 1994, respectively. Improving market conditions for most of our product lines have caused inventory levels to remain relatively unchanged from the fourth quarter of 1993. However, inventory levels in the first quarter of 1993 increased significantly from the fourth quarter of 1992.

Cash used for investing activities increased approximately 28% compared to the prior year. In both periods presented, the majority of cash used for investing activities was related to capital expenditures, predominantly related to a program to expand and modernize the No. 18 paperboard machine at the Riegelwood mill. This program is expected to be completed by mid-year 1994. Capital expenditures for the full year are expected to be consistent with last year's level.

The Company believes it has adequate resources to finance its operations and future capital spending programs. The Company is a party to two revolving credit agreements with total commitments of $300 million. At April 23, 1994, $75 million was outstanding under these agreements. In addition, the Company has $75 million remaining under a previously filed shelf registration statement which can be used for future debt financings.

Future Outlook:

The outlook for the remainder of the year is for gradual improvement in market conditions for our major product lines. Demand is expected to improve in the second quarter and throughout the year, which should allow further pricing improvements. Operating problems which occurred in the first quarter are not anticipated to recur and therefore improved operating efficiencies are expected.












                                          -9-
PAGE>
                           PART II. OTHER INFORMATION

Item 4. 		Submission of Matters to a Vote of Security Holders

		The Annual meeting of shareholders of the Company was held on April 19, 1994. The following four proposals were submitted to the shareholders for a vote:


 		(a)	The election of directors.  There were 34,758,711 votes
       for the proposal, which was more than the majority of the shares represented at the meeting, entitled to vote and needed to elect directors and ratify the proposal under New York law.

	 	(b)	The approval of the 1992 Key Employees Long Term
       Compensation Plan. There were 26,712,466 votes for the proposal, 6,005,417 votes against and 1,426,471 votes withheld. This was more than the majority of the shares represented at the meeting, entitled to vote and needed to approve and adopt the proposal under New York law.

  	(c)	The appointment of Deloitte & Touche as independent
       auditors. There were 35,263,470 votes for the proposal, 105,626 votes against and 108,470 votes withheld. This was more than the majority of the shares represented at the meeting, entitled to vote and needed to approve and adopt the proposal under New York law.

 		(d)	A shareholder proposal relating to the creation of an
       independent compensation committee for the Company. There were 9,241,856 votes for the proposal, 20,520,149 votes against and 1,872,691 votes withheld. This was more than the majority of the shares represented at the meeting, entitled to vote and needed to defeat the proposal under New York law.


Item 5.		Other Information

		Effective April 20, 1994, the Company officially changed its state of incorporation from New York to North Carolina. On
November 16, 1993, at a special meeting of shareholders a proposal was approved to change the state of incorporation of the Company. The change in the state of incorporation did not result in any change of the Company's Board of Directors, management, operations or financial condition.


Item 6. 		Exhibits and Reports on Form 8-K

		(a)	Exhibits.

    		A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

		(b)	There were no reports on Form 8-K filed for the twelve
      weeks ended March 26, 1994.

                                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        							FEDERAL PAPER BOARD COMPANY, INC.
                                									(Registrant)



Date:
                       		/s/ THOMAS L. COX
	May 6, 1994				       	     Thomas L. Cox, Vice President
                             and Treasurer



Date:
                				 			/s/ ROGER L. SANDERS, II
	May 6, 1994		      			     Roger L. Sanders, II, Controller
                						     (Principal Accounting Officer)

                          FEDERAL PAPER BOARD COMPANY, INC.
                                   EXHIBIT INDEX




Exhibit No. Description	 	                        		       		Page No.

   10		     1992 Key Employees Long Term Compensation Plan    13-15

   11	    		Computation of Earnings per Common Share	         16-17