Form 10-K/A
period 1994-01-01
FEDERAL PAPER BOARD CO INC
filed 1994-06-10
CIK 34891

		                  SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC 20549


                             FORM  10-K/A


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



                              AMENDMENT NO. 1

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual
Report on Form 10-K for the fiscal year ended January 1, 1994 as set forth in the pages attached hereto:



	EXHIBIT 99, Form 11-K Savings and Stock Ownership Plan for Salaried Employees, year 1993.



	EXHIBIT 99.1, Form 11-K Savings and Stock Ownership Plan for Non-union Hourly Employees, year 1993.


The financial statements and schedules for exhibits 99 and 99.1, which are prepared in accordance with the financial reporting requirements of ERISA, will be filed in paper format under cover of Form S-E as premitted by section 311(c) of Regulation S-T.

As reflected in the cover page to this filing, the state of incorporation has changed from New York to North Carolina, effective April 20, 1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

         							FEDERAL PAPER BOARD COMPANY, INC.

                       	By: /s/ QUENTIN J. KENNEDY
                    		          Quentin  J. Kennedy
		                   Director, Executive Vice President & Secretary


Date:  June 3, 1994






      				                                               							EXHIBIT 99



                      SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM  11-K





       [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 For the year ended December 31, 1993



       [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934




                     Commission File Number 1-3838


                       FEDERAL PAPER BOARD COMPANY, INC.
         SAVINGS AND STOCK OWNERSHIP PLAN FOR SALARIED EMPLOYEES
                           (Full title of the plan)




                       FEDERAL PAPER BOARD COMPANY, INC.
         (Name of issuer of the securities held pursuant to the plan)
                            75 CHESTNUT RIDGE ROAD
                           MONTVALE, NEW JERSEY 07645
                     (Address of principal executive office)

                                     SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees have duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.













                       				FEDERAL PAPER BOARD COMPANY, INC.
      						Savings and Stock Ownership Plan for Salaried Employees



                    		By: /s/ QUENTIN J. KENNEDY
                              Quentin J. Kennedy, Executive Vice
                              President and Secretary








Date:  June 3, 1994




      							                                         				EXHIBIT 99.1



                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, DC 20549

                                   FORM  11-K





              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                          For the year ended December 31, 1993



              [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934




                              Commission File Number 1-3838


                          FEDERAL PAPER BOARD COMPANY, INC.
                          SAVINGS AND STOCK OWNERSHIP PLAN
                           FOR NON-UNION HOURLY EMPLOYEES
                              (Full title of the plan)




                     FEDERAL PAPER BOARD COMPANY, INC.
         (Name of issuer of the securities held pursuant to the plan)
                         75 CHESTNUT RIDGE ROAD
                        MONTVALE, NEW JERSEY 07645
                (Address of principal executive office)

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees have duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.




                        						FEDERAL PAPER BOARD COMPANY, INC.
              						Savings and Stock Ownership Plan for Non-Union Employees




                                	By: /s/ QUENTIN J. KENNEDY
                                         Quentin J. Kennedy, Executive Vice
                         					           President and Secretary



Date:  June 3, 1994