Form 10-Q
period 1994-06-18
FEDERAL PAPER BOARD CO INC
filed 1994-07-29
CIK 34891

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549
                               FORM  10-Q



            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Twenty-Four Weeks Ended June 18, 1994

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



Indicate by check mark ("X") whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.


                          YES     X       NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.






  CLASS                                  		OUTSTANDING AT JULY 16, 1994
 	Common stock, par value $5 share                42,252,705

                    FEDERAL PAPER BOARD COMPANY, INC.

                                INDEX



                                               								           PAGE

PART I		FINANCIAL INFORMATION

  Item 1.		Financial Statements:

         		Condensed Consolidated Balance Sheet	              		   	3
         		Condensed Consolidated Statement of Income			           	4
         		Condensed Consolidated Statement of Cash Flows			       	5
         		Notes to Condensed Consolidated Financial Statements		  	6


   Item 2.	Management's Discussion and Analysis of Financial
         		Condition and Results of Operations				                 	7-9



PART  II 	OTHER INFORMATION *

   Item 6.	Exhibits and Reports on Form 8-K					                  	10

         		Signatures							                                      	10

         		Exhibit Index							                                   	11










* Item numbers which are inapplicable or to which the answer is negative have been omitted.

                      FEDERAL PAPER BOARD COMPANY, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)



                               						       June 18,		     January 1,
In thousands                                  1994    		      1994
ASSETS

  Cash								                       				$     	297	       	$	     271
  Receivables - net					                     83,706	 	          52,062
  Inventories:
    Raw materials   					          	         59,973 	      	    58,720
    Work in process            					         14,725 		          15,469
    Finished goods		   				                  93,622 		          99,329
    Supplies				                  		         51,082 		          51,701
      Subtotal						                        219,402  		        225,219
      Lifo Reserve			            			         (2,845)	          ( 2,819)
  Total inventories			             		       216,557 		         222,400
  Other current assets		      			            31,022 		          34,960
  Total Current Assets			       		          331,582 		         309,693

  Property, plant and equipment 	   		    2,731,903          2,666,423
  Accumulated depreciation				             (831,142)          (769,869)
  Property, plant and equipment - net	    1,900,761          1,896,554

  Timber and timberlands        					       189,073 	 	        189,674
  Goodwill and other intangibles				        115,672		          118,418
  Other assets						                         74,882 		          55,955
  Total Assets		                   			  	$2,611,970 	   	   $2,570,294

LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable				                  	$  101,827 	      	$   90,356
  Current portion of long-term debt			       54,528 		          56,148
  Short-term bank debt			         		         20,687 		          25,304
  Other current liabilities				     	       104,953 		         105,743
  Total Current Liabilities			     		       281,995 		         277,551

  Long-term debt		               				       991,526 		         973,825
  Other liabilities		           				         85,354 		          63,086
  Deferred tax liability			        		       347,077 		         349,126

  Capital stock		                				       214,162 		         214,111
  Other capital	                					       250,840 		         249,800
  Retained earnings			             		       444,823 		         447,361
  Treasury stock, at cost		      			         (3,807)		          (4,566)
  Total Shareholders' Equity				            906,018 		         906,706
  Total Liabilities and Shareholders'
    Equity		                            	$2,611,970 		      $2,570,294


  See accompanying notes to condensed consolidated financial statements.

                      FEDERAL PAPER BOARD COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)


                      								                     For the		                   		For the
       						                                 Twelve Weeks Ended	         	Twenty-Four Weeks Ended
                 							                      June 18,   	June 19,		         June 18,  June 19,
In thousands except per share amounts	   		     1994		       1993		             1994	     1993
Net sales		                    			          	$347,976   	$329,579	           	$667,430 		$649,423

Costs and expenses:
    Cost of products sold					                260,391	    244,634 		           506,914		  480,308
    Depreciation, amortization and
      cost of timber harvested	                32,932	     33,217     	 	       65,817		   67,056
    Selling and administrative expenses		      16,351	     13,465 		            31,350		   28,697
    Interest expense			                		      18,464	     20,038 		            38,324	 	  39,832
    Other - net			                    			      11,295	      2,953  		           11,377		    3,142
Total costs and expenses			 	            	    339,433	    314,307 		           653,782		  619,035

Income before taxes                             8,543	     15,272 	    	        13,648		   30,388
Provision for income taxes				                    343	      5,472 		             2,348		   11,488
Net income			                        			        8,200	      9,800 		            11,300		   18,900
Preferred dividend requirements			     	        1,524	      1,525		              3,049		    3,051
Net income available to common shares		     	$  6,676   	$  8,275	           	$  8,251		$  15,849


Average Common Shares Outstanding:

    Assuming no dilution				            	      42,210      41,982 		            42,192 		  41,970
    Assuming full dilution	          				      42,771	     42,436 		            42,810		   42,456

Earnings Per Common Share:

    Assuming no dilution					                    $.16	       $.20		               $.20	 	    $.38
    Assuming full dilution			        		          $.16	       $.20		               $.19	 	    $.37

Dividends Per Common Share		         		          $.25		      $.25		              	$.50			    $.50


See accompanying notes to condensed consolidated financial statements.

                        FEDERAL PAPER BOARD COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)



                              									    For the Twenty-Four Weeks Ended
                                 									    June 18,	  	     June 19,
In thousands								                            1994		           1993

CASH FLOWS FROM OPERATIONS:

Net income							                              	$11,300         		$18,900
Adjustments to reconcile net income
to net cash provided by operations:
  Depreciation, amortization and cost
  of timber harvested			                         65,817		          67,056
  Other - net					                     			        8,039	    	      13,561
Net changes in current assets and liabilities	  (10,332)		         (1,336)
NET CASH PROVIDED BY OPERATIONS				              74,824		          98,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures					                		     (62,538)	   	     (57,960)
Other								                            	         (253)	             779
NET CASH USED FOR INVESTING ACTIVITIES			       (62,791)		        (57,181)


CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid		                					      (24,393)		        (24,288)
Increase in long-term debt			          			       18,471	  	           640
Payments on long-term debt		          				       (2,498)	   	     (16,013)
Issuance of equity capital			         				        1,143		             458
Change in short-term bank debt		      				       (4,730)		         (1,800)
NET CASH USED FOR FINANCING ACTIVITIES	 			     (12,007)		        (41,003)


INCREASE (DECREASE)  IN CASH	      				              26		              (3)
   Cash:   Beginning of year				      		            271		             280
               End of period					             		$   297         		$   277

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

2.	Net income used in the computation of earnings per common share assuming no dilution is reduced by preferred dividend requirements. Earnings per common share assuming full dilution for all periods presented excludes the conversion of the Company's $2.875 convertible preferred stock as the effect is antidilutive.

3. 	The second quarter 1994 dividend was declared on June 21,1994 and is presented in the accompanying Condensed Consolidated Statement of Income for presentation purposes only.

4.	The provision for income taxes in the Condensed Consolidated Statement of Income includes a favorable adjustment of $3.2 million due to the settlement of prior year tax audits. The overall effective tax rate for the twenty-four weeks ended June 18, 1994 and June 19, 1993 was 17.2% and 37.8%, respectively. The overall effective tax rate for the full year 1994 is estimated to be approximately 36.3%.

5.	The Company manages certain portions of its exposure to foreign currency fluctuations through a variety of financial instruments with off-balance-sheet market risk including foreign currency option and foreign currency forward contracts. The risk of loss to the Company in the event of non-performance by any party under these agreements is not significant. However, the Company's market risk under these agreements is subject to currency rate differentials therefore, the value of the Company's instruments change as currency markets fluctuate. The
   Company marks all financial instruments to market until expiration.
   In the second quarter of 1994, a charge of $11.0 million was recorded to reflect a decline, during the quarter, in the value of certain foreign currency instruments. This charge is included in Other-net in the accompanying Condensed Consolidated Statement of Income. At
   June 18, 1994, the accompanying Condensed Consolidated Balance Sheet includes a mark to market reserve of $11.3 million. At June 18, 1994, the Company had outstanding foreign currency call option contracts with notional amounts of 63.5 million U.S. dollars, 15.0 million
   British pounds and 51.4 million German marks; foreign currency put option contracts with notional amounts of 42.0 million U.S. dollars,
   10.0 million British pounds and 56.3 million German marks and forward foreign exchange contracts with notional amounts of 15.0 million U.S.
   dollars and 2.5 million British pounds.

6. 	At June 18, 1994, the Company had interest rate swap agreements outstanding with a notional principal amount of $175 million.
    These swap agreements terminate on various dates through the year 1998.

7. 	Effective January 2, 1994, the Company adopted Statement of Financial
    Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits". SFAS No. 112 requires the Company to accrue for postemployment benefits provided to former or inactive employees, their beneficiaries and covered dependents after employment but before retirement. The impact of adopting this Statement was not material to the Company's financial position and results of operations for the twenty-four weeks ended June 18, 1994.

                      FEDERAL PAPER BOARD COMPANY, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Unaudited)



                                  							For the				              			   For the
                           						   Twelve Weeks Ended			       Twenty-Four Weeks Ended
                     			         			June 18,		June 19,			    	   June 18,	   June 19,
In thousands					                     1994		    1993				           1994			     1993
NET SALES:
Paper, Paperboard and Pulp	      		$232,983  	$228,574	  	      	$453,407   	$449,640
Wood Products					                   60,117	    51,329			         118,952	 	  107,439
Converting Operations				            80,697	    76,894		       	  148,188	    145,819
Intersegment Eliminations	     		   (25,821)	  (27,218)		         (53,117)		  (53,475)

Total		                         			$347,976   $329,579	        		$667,430  		$649,423

INCOME BEFORE TAXES:
Paper, Paperboard and Pulp		      	$ 25,188  	$ 25,829		        	$ 35,794		  $ 48,836
Wood Products		               			    16,379	    15,991			      	   36,484		    34,907
Converting Operations				             1,090	       113 		           2,326          69
Intersegment Eliminations			            418	       523			             431		      (440)
General Corporate Items - Net			    (16,068)	   (7,146)			        (23,063)		  (13,152)
Interest Expense		            			   (18,464)	  (20,038)           (38,324)    (39,832)

Total	                        					$  8,543  	$ 15,272		      	 	$ 13,648  	 $ 30,388



RESULTS OF OPERATIONS :

Paper, Paperboard and Pulp

Overall, results for this segment were mixed with sales increasing and operating profits decreasing, compared to the prior year. Net sales of paper, paperboard and pulp increased approximately 2% and 1% compared to the prior year for the second quarter and year-to-date periods, respectively. Although sales increased slightly compared to the prior year, significant changes occurred in most of the product lines which make up this segment. The increase in sales during the second quarter was primarily due to an increase in the average selling prices of market pulp and uncoated free-sheet paper and an increase in shipments of uncoated free-sheet paper partially offset by a decline in shipments and average selling prices of paperboard. The year-to-date period was influenced by the same factors along with a significant increase in shipments of market pulp compared to the prior year.

Operating profits for paper, paperboard and pulp decreased approximately 2% and 27% compared to the prior year for the second quarter and year-to-date periods, respectively. The Company's mills operated extremely well during the second quarter. Production records were set at the Riegelwood, Inverurie, Sprague and Augusta mills during the second quarter. Most of the factors which affected first quarter 1994 operating profits have improved significantly during the most recent quarter. However, the year-to-date decline in operating profits is primarily attributable to factors which occurred during the first quarter of this year including weaknesses in certain segments of the bleached paperboard market, weather related factors and operating problems which resulted in lost production and higher costs at our major mills.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Operating results for market pulp increased substantially over both periods of the prior year reflecting price increases which were implemented during the first half of this year. This product line returned to marginal profitability during the quarter and another price increase is scheduled to be implemented during the third quarter. Demand for this product has been improving with shipments through the second quarter of 1994 increasing 20% over the comparable period of the prior year.

The bleached paperboard market strengthened during the quarter with an improvement in order backlogs. Due to improving market conditions, the Company has announced a price increase on most of its bleached paperboard grades. For the year-to-date period, the grade mix has begun to change towards higher margin paperboard. Operating results, despite these improving market conditions, remained below the prior year but the outlook for the remainder of 1994 is favorable.

Operating profits for the Company's uncoated free-sheet operation improved significantly compared to the prior year for the second quarter and year-to-date periods. A combination of improved average selling prices and increased shipments in 1994 has increased profits for this product. Improved market conditions for this product have enabled the Company to implement three price increases through the second quarter, with a fourth price increase scheduled for the third quarter.

Operating profits for recycled paperboard increased 4% and decreased 25% for the year-to-date period and second quarter, respectively. The increase in operating profits for the year-to-date period is primarily attributable to increased margins due to improved production efficiencies partially offset by a 6% decline in the average selling price of recycled paperboard. Operating profits for the second quarter were negatively affected by scheduled and unscheduled downtime along with lower average selling prices compared to the prior year.

Wood Products
The wood products segment achieved higher net sales and operating profits for the second quarter and year-to-date periods. Market conditions for lumber have continued to be favorable in 1994, with average selling prices increasing approximately 4% and 11% compared to the prior year for the second quarter and year-to-date periods, respectively. The increase in selling price is primarily attributable to the reduced availability of timber from government-owned lands in the Pacific Northwest and from unfavorable weather conditions experienced throughout the country. Shipments of this product have increased approximately 15% and 3% compared to the prior year for the second quarter and year-to-date periods, respectively. Demand for this product is expected to remain favorable for the remainder of the year.

Converting Operations
Net sales for the converting operations increased 5% and 2% compared to the prior year for the second quarter and year-to-date periods, respectively.
The increase is attributable to an increase in sales by the Company's cup operations. Shipments of cups increased 13% and 16% for the year-to-date period and second quarter, respectively, compared to the prior year, however, lower average selling prices for cups partially offset this increase.
Further offsetting the increase in cup sales is a decrease in sales by the Company's packaging operations, caused by reduced shipments for the year-to-date period.

Operating profits for this segment are substantially above the prior year for both periods presented. The major factor contributing to the increase is improved earnings from the cup operations. Improved sales coupled with reduced costs, as a result of cost savings programs which were implemented throughout the Company's cup operations, were responsible for the increase. Slightly offsetting the increase was a decrease in earnings at the Company's packaging operations compared to last year.

Interest Expense
Interest expense for both the second quarter and year-to-date period were lower than the prior year. The major factors contributing to the decreased costs were a higher level of capitalized interest partially offset by decreased savings from the Company's interest rate swap agreements. Capitalized interest increased significantly compared to the prior year due to higher capital spending on projects qualifying for interest
capitalization.   Interest expense for the second quarter of 1994 and 1993
includes $1.2 million and $1.6 million of savings, respectively, from the Company's interest rate swap agreements. Year-to-date, the interest savings from the Company's interest rate swap agreements were $1.3 million and $3.5 million, respectively.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)


Other Items
The Company enters into nonhedged off-balance-sheet financial instrument transactions. As a result of events that occurred during the second quarter of 1994, a market value adjustment of $11.0 million was recorded. This charge is included in Other-net in the accompanying Condensed Consolidated Statement of Income. At June 18, 1994, the Company has a mark to market reserve of $11.3 million which is included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet.

Income Taxes
The Company's overall effective tax rate for the year-to-date periods of 1994 and 1993 was 17.2% and 37.8%, respectively. During the current quarter, a favorable tax provision adjustment of $3.2 million was recorded due to the settlement of prior year tax audits. The overall effective tax rate for the full year 1994 is expected to be approximately 36.3%.

Accounting Matters
Effective January 2 ,1994, the Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits". The impact of adopting this Statement, in 1994, was not material to the Company's financial position and results of operations.

CAPITAL RESOURCES AND LIQUIDITY :
Cash provided by operations declined 24% compared to the comparable period of the prior year. The reasons for this decline were lower operating earnings in 1994, a lower deferred income tax provision due to lower forecasted earnings and a favorable adjustment of $3.2 million related to the settlement of prior year tax audits partially offset by an increase in working capital in the current year. The major changes within the components of working capital were an increase in receivable levels during the first half of 1994 slightly offset by a decrease in inventory levels.
The increase in receivables during the first half of 1994 is due to an increase in the average collection period along with increased sales. During the quarter, the Company sold an additional $5 million of trade accounts receivable under an existing agreement bringing the amount sold to $88 million at both June 18, 1994 and January 1, 1994. Improving market conditions for most of the Company's product lines has caused a reduction in inventory levels from the end of the prior year.

Cash used for investing activities increased approximately 10% compared to the prior year. In both periods presented, the majority of cash used for investing activities was related to capital expenditures. Capital spending in 1994 and 1993 was predominantly related to a program to expand and modernize the No. 18 paperboard machine at the Riegelwood mill. Capital spending in 1994 also includes amounts related to the construction of a new warehouse for the Company's cup operations. The Company expects capital expenditures to total approximately $160 million for the year.

The Company believes it has adequate resources to finance its operations and future capital spending programs. The Company is a party to two revolving credit agreements with total commitments of $300 million. At June 18, 1994, $113 million was outstanding under these agreements. In addition, the Company has $75 million remaining under a previously filed shelf registration statement which can be used for future debt financings.

Future Outlook:
The outlook for the remainder of 1994 is for continued improvement in market conditions for our major product lines. Selling price increases that have been implemented for our market pulp and uncoated free-sheet paper products have enabled the Company to improve profitability in the second quarter. Future price increases scheduled for the third quarter for bleached paperboard, market pulp and uncoated free-sheet paper should improve profitability further for the Company. Demand is expected to improve in the third quarter and throughout the remainder of the year.

                           PART II. OTHER INFORMATION



Item 6. 		Exhibits and Reports on Form 8-K

        		(a)	Exhibits.

           			A list of the exhibits required to be filed as part of this
              Report on Form 10-Q is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.



        		(b)	There were no reports on Form 8-K filed for the twelve
              weeks ended  June 18, 1994.









                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	                             						FEDERAL PAPER BOARD COMPANY, INC.
                                      									(Registrant)

Date:
                                  							/S/ JOHN R. KENNEDY
      	July 27, 1994			                 	   	John R. Kennedy, President and
                                             Chief Executive Officer


Date:
                                   						/S/ ROGER L. SANDERS, II
      	July 27, 1994		                  			  Roger L. SANDERS, II
                                             (Principal Accounting Officer)

                      FEDERAL PAPER BOARD COMPANY, INC.
                                EXHIBIT INDEX



Exhibit No.		                 Description	 	                Page No.

   11			         Computation of Earnings per Common Share			  12-13