Form 10-K/A
period 1994-01-01
FEDERAL PAPER BOARD CO INC
filed 1994-10-19
CIK 34891

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                FORM  10-K/A-2


            / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 1, 1994

           /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
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


The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Report on Form 10-K for the fiscal year ended January 1, 1994 as set forth in the pages attached hereto:


     Part II
       Item 6.      Selected Financial Data
       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
       Item 8.      Financial Statements and Supplementary Data

     Part IV.
       Exhibits:
           11       Statement of Computation of Earnings (Loss) Per Common Share
           12       Computation of Ratio of Earnings to Fixed Charges
           13       1993 Annual Report to Shareholders of the Company
           23       Independent Auditors' Consent

       Financial Statement Schedules

           Consolidated Balance Sheet
           Consolidated Statement of Income
           Consolidated Statement of Cash Flows
           Consolidated Statement of Shareholders' Equity
           Notes to Financial Statements

       Additional Financial Data
         Independent Auditors' Report

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FEDERAL PAPER BOARD COMPANY, INC.

Date:  October 18, 1994               BY: /s/ QUENTIN J. KENNEDY
                                         ------------------------------
                                              Quentin J. Kennedy
                                              Director, Executive Vice President
                                              and Secretary

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

FINANCIAL STATEMENT SCHEDULES:


The consolidated balance sheets as of January 1, 1994 and January 2, 1993, and related consolidated statements of income, cash flows and shareholders' equity for each of the three fiscal years in the period ended January 1, 1994, as restated, and the related notes to financial statements, together with the Independent Auditors' Report thereon of Deloitte & Touche LLP, dated February 7, 1994 (October 17, 1994 as to Note 10), appearing on pages 22 through 35 of the Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1 and 5 through 8, the Annual Report is not to be deemed filed as part of this report. The following additional financial data should be read in conjunction with the financial statements in the Annual Report. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


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

INDEPENDENT AUDITORS' REPORT
- ----------------------------


To the Shareholders and Board of Directors of Federal Paper Board Company, Inc.


We have audited the consolidated financial statements of Federal
Paper Board Company, Inc. and its subsidiary companies as of January 1, 1994 and January 2, 1993 and for each of the three fiscal years in the period ended January 1, 1994, and have issued our report thereon dated February 7, 1994 (October 17, 1994 as to Note 10), which report includes explanatory paragraphs as to (i) changes in the method of accounting for income taxes and postretirement benefits other than pensions and (ii) the restatement of the financial statements for the fiscal year ended January 1, 1994; such financial statements and report are included in your 1993 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Federal Paper Board Company, Inc. and its subsidiary companies, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 7, 1994

(October 17, 1994 as to Note 10)

                                EXHIBIT INDEX


Exhibit
  No.          Description
- -------        -----------

  11           Statement of Computation of Earnings (Loss) Per Common Share

  12           Computation of Ratio of Earnings to Fixed Charges

  13           1993 Annual Report to Shareholders of the Company

  23           Independent Auditors' Consent