Form 10-Q/A
period 1994-03-26
FEDERAL PAPER BOARD CO INC
filed 1994-10-20
CIK 34891

         		     SECURITIES AND EXCHANGE COMMISSION
                			    WASHINGTON, DC 20549

		                        		FORM  10-Q/A

	       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		               OF THE SECURITIES EXCHANGE ACT OF 1934
          		   For the Twelve Weeks Ended March 26, 1994

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


The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Report on Form 10-Q for the twelve weeks ended March 26, 1994 as set forth in the pages attached hereto:

	     PART I        FINANCIAL INFORMATION
	       Item 1.     Financial Statements
	       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	     PART II       OTHER INFORMATION
	       Exhibit 11  Computation of Earnings (Loss) Per Common Share

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                         			   FEDERAL PAPER BOARD COMPANY, INC.

                       			      BY: /s/ QUENTIN J. KENNEDY
                               			      Quentin J. Kennedy
                              				      Director, Executive Vice President
                              				      and Secretary

Date:  October 19, 1994

                      			FEDERAL PAPER BOARD COMPANY, INC.
              		      CONDENSED CONSOLIDATED BALANCE SHEET
                           				  (Unaudited)

                                  					Restated            Restated
                                  					March 26,           January 1,
In thousands                              1994                 1994
ASSETS
Cash                                $      267             $      271
Receivables - net                       71,345                 52,062
Inventories:
  Raw materials                         65,045                 58,720
  Work in process                       15,434                 15,469
  Finished goods                        95,139                 99,329
  Supplies                              51,265                 51,701
    Subtotal                           226,883                225,219
    Lifo Reserve                        (2,900)                (2,819)
Total inventories                      223,983                222,400
Other current assets                    35,054                 32,392
Total Current Assets                   330,649                307,125

Property, plant and equipment        2,694,924              2,666,423
Accumulated depreciation              (799,418)              (769,869)
Property, plant and equipment-net    1,895,506              1,896,554

Timber and timberlands                 188,655                189,674
Goodwill and other intangibles         117,045                118,418
Other assets                            48,986                 50,132
Total Assets                        $2,580,841             $2,561,903

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Accounts payable                    $   91,143             $   90,356
Current portion of long-term debt       54,529                 56,148
Short-term bank debt                    26,590                 25,304
Accrued interest                        30,862                 18,885
Other current liabilities               98,427                 83,450
Total Current Liabilities              301,551                274,143

Long-term debt                         983,437                973,825
Other liabilities                       77,660                 78,872
Deferred tax liability                 340,046                342,757

Capital stock                          214,115                214,111
Other capital                          250,373                249,800
Retained earnings                      417,459                432,961
Treasury stock, at cost                 (3,800)                (4,566)
Total Shareholders' Equity             878,147                892,306

Total Liabilities and Shareholders'
  Equity                            $2,580,841             $2,561,903

See accompanying notes to condensed consolidated financial statements.

			                    FEDERAL PAPER BOARD COMPANY, INC.
          		     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                          				  (Unaudited)

                                   					     For The Twelve Weeks Ended
                                     					     Restated
                                   					     March 26,         March 27,
In thousands, except per share amounts         1994               1993
Net sales                                     $319,454         $319,844

Costs and expenses:
   Cost of products sold                       246,523          235,674
   Depreciation, amortization and cost
     of timber harvested                        32,885           33,839
   Selling and administrative expenses          14,999           15,232
   Interest expense                             19,842           19,794
   Other - net                                  10,644              189
Total costs and expenses                       324,893          304,728

Income (loss) before taxes                      (5,439)          15,116
Provision for income taxes                      (2,139)           6,016
Net income (loss)                               (3,300)           9,100
Preferred dividend requirements                  1,525            1,526
Net income (loss) available to common shares  $ (4,825)        $  7,574


Average Common Shares Outstanding:

    Assuming no dilution                        42,174          41,958
    Assuming full dilution                      42,174          42,527

Earnings (Loss) Per Common Share:

    Assuming no dilution                         $(.11)           $.18
    Assuming full dilution                       $(.11)           $.18

Dividends Per Common Share                        $.25            $.25


See accompanying notes to condensed consolidated financial statements.

                      			FEDERAL PAPER BOARD COMPANY, INC.
                		CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             				  (Unaudited)


                                    					     For the Twelve Weeks Ended
                                    					     Restated
                                    					     March 26,         March 27,
In thousands                                   1994              1993
CASH FLOWS FROM OPERATIONS:
Net income (loss)                          $  (3,300)        $   9,100
Adjustments to reconcile net income (loss)
   to net cash provided by operations:
     Depreciation, amortization and
       cost of timber harvested               32,885            33,839
     Deferred income tax provision            (3,205)            5,234
     Net loss on financial
       instrument transactions                10,625               140
     Other - net                                 365             2,249
Net changes in current assets and
  liabilities                                 (6,196)           (4,753)
NET CASH PROVIDED BY OPERATIONS               31,174            45,809


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                         (28,162)         (22,201)
Net (payments) proceeds for financial
 instrument transactions                        (992)             410
Other                                           (144)             112
NET CASH USED FOR INVESTING ACTIVITIES       (29,298)         (21,679)


CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid                          (12,189)         (12,141)
Increase in long-term debt                    10,267              125
Payments on long-term debt                    (2,313)         (12,294)
Issuance of equity capital                     1,113              289
Change in short-term bank debt                 1,242             (106)
NET CASH USED FOR FINANCING ACTIVITIES        (1,880)         (24,127)


INCREASE (DECREASE) IN CASH                        (4)              3
    Cash:   Beginning of year                     271             280
	    End of period                          $     267        $    283


See accompanying notes to condensed consolidated financial statements.

                    			FEDERAL PAPER BOARD COMPANY, INC.
       	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
				                             (Unaudited)


1. The accompanying unaudited interim financial statements have been restated to reflect revisions in the market valuation of certain financial instruments at March 26, 1994. The Company previously accounted for certain interest rate swap agreements based on settlement accounting but has now determined that settlement accounting was not an appropriate accounting method. As a result, these instruments have been marked to market at the end of each quarter. In addition, the restatement includes a revision in the market valuation previously recorded for certain foreign currency instruments. Further information on this restatement can be obtained from the Company's Annual Report on Form 10-K, as amended, the fiscal year ended January 1, 1994.
    The effect of the restatement on the Company's financial results is as follows (in thousands, except per share amounts):

                                   					  For the Twelve Weeks Ended
                                          						March 26, 1994
     [S]                                           [C]
     Net income as previously reported             $ 3,100
     Adjustment                                     (6,400)
     Restated net income (loss)                    $(3,300)

     Restated earnings (loss) per common share:

     Assuming no dilution:
    	As reported                                   $   .04
     Adjustment                                       (.15)
     Restated earnings (loss) per common share     $  (.11)

     Assuming full dilution:
    	As reported                                   $   .04
    	Adjustment                                       (.15)
     Restated earnings (loss) per common share     $  (.11)


2. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, of a normal and recurring nature, necessary to present fairly the results for the interim periods presented.


3. Net income (loss) used in the computation of earnings (loss) per common share assuming no dilution is reduced by preferred dividend requirements. Earnings (loss) per common share assuming full dilution for the first quarter of 1994 excludes the conversion of the Company's preferred stocks and other common stock equivalents as the effects are antidilutive. Earnings per common share assuming full dilution for the first quarter of 1993 excludes the conversion of the Company's $2.875 convertible preferred stock as the effect is antidilutive.

			                    FEDERAL PAPER BOARD COMPANY, INC.
       	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (RESTATED)
                            				 (Unaudited)

4. The Company manages certain portions of its exposure to foreign currency fluctuations through a variety of financial instruments with off-balance-sheet market risk including foreign currency option and foreign currency forward contracts. The risk of loss in the event of non-performance by any party under these agreements is not significant. The Company sold certain foreign exchange contracts.
    The sold nonhedged contracts outstanding at March 26, 1994 were foreign currency call option contracts with notional amounts of 80.0 million U.S. dollars, 35.0 million British pounds and 8.5 million
    German marks and foreign currency put option contracts with notional amounts of 50.3 million U.S. dollars and 5.0 million British pounds.
    The Company purchased certain foreign exchange contracts. The purchased nonhedged contracts outstanding at March 26, 1994 were foreign currency call option contracts with notional amounts of 79.0 million U.S. dollars and 5.0 million British pounds and foreign currency put option contracts with notional amounts of 45.0 million U.S. dollars and 5.0 million British pounds. In addition, at March 26, 1994, the Company had nonhedged forward foreign exchange contracts outstanding which it had sold with notional amounts of 15.0 million U.S. dollars in which the Company's market risk is subject to currency rate changes of the British pound sterling and the German mark, along with changes in U.S. and German interest rates. The estimated fair value of all nonhedged foreign exchange instruments at March 26, 1994 was a loss of $9.7 million.
    The Company does not believe any reasonably likely change in the estimated fair value of these contracts would be material to its financial condition and results of operations.

    The Company has entered into a variety of interest rate swap agreements to manage the impact of interest rate fluctuations. At March 26, 1994, the Company had nonhedged interest rate swap agreements outstanding with notional principal amounts of $390 million. The Company's market risk under these agreements is primarily subject to changes in the London Interbank Offered Rate (LIBOR) and various interest rate spreads. The Company does not believe a reasonably likely change in LIBOR rates would have a material impact on its financial position and results of operations. The estimated fair value of all nonhedged interest rate swap agreementsat March 26, 1994 was a loss of $14.5 million.

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

             		       FEDERAL PAPER BOARD COMPANY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
		                             		(Unaudited)


6. Certain loan agreements the Company is party to contain various restrictive covenants. At March 26, 1994, as restated, the Company was unable to comply with the cash flow coverage test in the revolving credit agreements. The Company had $50.0 million outstanding under these agreements at March 26, 1994. The Company has obtained waivers from the syndicate of banks related to this item of default through June 18, 1994, at which time the Company was in compliance with all restrictive covenants.

		                     FEDERAL PAPER BOARD COMPANY, INC.
               		    MANAGEMENT'S DISCUSSION AND ANALYSIS
          	      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             				(Unaudited)
                                   					  For the Twelve Weeks Ended
                                   					  March 26,         March 27,
In thousands                                1994              1993
NET SALES:

Paper, Paperboard and Pulp               $220,424           $221,066
Wood Products                              58,835             56,110
Converting Operations                      67,491             68,925
Intersegment Eliminations                 (27,296)           (26,257)
Total                                    $319,454           $319,844

INCOME (LOSS) BEFORE TAXES:              Restated

Paper, Paperboard and Pulp               $ 10,606          $ 23,007
Wood Products                              20,105            18,916
Converting Operations                       1,236               (44)
Intersegment Eliminations                      13              (963)
General Corporate Items - Net             (17,557)           (6,006)
Interest Expense                          (19,842)          (19,794)
Total                                    $ (5,439)         $ 15,116

RESULTS OF OPERATIONS :
Paper, Paperboard and Pulp

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

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

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

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Interest Expense

Interest expense for the first quarter of 1994 was virtually unchanged compared to the prior year. During the first quarter of 1994, capitalized interest increased while interest savings from the Company's interest rate swap agreements decreased compared to the prior year. The increase in capitalized interest is attributable to higher capital spending on projects qualifying for interest capitalization. Interest expense for the first quarters of 1994 and 1993 includes approximately $.1 million and $1.9 million of savings, respectively, related to the Company's interest rate swap agreements.


Other Items

The Company enters into nonhedged off-balance-sheet financial instrument transactions. The value of these instruments change as currency markets and interest rates fluctuate, therefore and adjustment of the market value is recorded each quarter. In the first quarter of 1994 and 1993, a pre-tax charge was recorded associated to nonhedged financial instrument transactions of $10.6 million and $.1 million, respectively. These charges are included in Other-net in the accompanying Condensed Consolidated Statement of Income.

Accounting Matters

Effective January 2, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The impact of adopting this Statement, for the first quarter of 1994, was not material to the Company's financial position and results of operations.

CAPITAL RESOURCES AND LIQUIDITY :

Cash provided by operations declined 32% compared to the comparable period of the prior year. The decline was primarily attributable to the lower level of earnings and changes in accounts receivable and inventories in the current year. The increase in receivable levels during the first quarter of 1994 is due to an increase in the average collection period along with a reduction in the amount of receivables sold under an existing agreement.
Under this agreement, $83 million and $88 million were sold at March 26, 1994 and January 1, 1994, respectively. Improving market conditions for most of our product lines have caused inventory levels to remain relatively unchanged from the fourth quarter of 1993. However, inventory levels in the first quarter of 1993 increased significantly from the fourth quarter of 1992.


Cash used for investing activities increased approximately 35% compared to the prior year. In both periods presented, the majority of cash used for investing activities was related to capital expenditures, predominantly related to a program to expand and modernize the No. 18 paperboard machine at the Riegelwood mill. This program is expected to be completed by mid-year 1994. Capital expenditures for the full year are expected to be consistent with last year's level.

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

Certain loan agreements the Company is party to contain various restrictive covenants. At March 26, 1994, as restated, the Company was unable to comply with the cash flow coverage test in the revolving credit agreements. The Company has obtained waivers from the syndicate of banks related to this item of default through June 18, 1994, at which time the Company was in compliance with all restrictive covenants.

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

	                  		FEDERAL PAPER BOARD COMPANY, INC.
                        				 EXHIBIT INDEX





Exhibit No.    Description                                        Page No.

     11       Computation of Earnings (Loss) per Common Share      13-14