Form 10-Q/A
period 1994-06-18
FEDERAL PAPER BOARD CO INC
filed 1994-10-20
CIK 34891

        		      SECURITIES AND EXCHANGE COMMISSION
			                    WASHINGTON, DC 20549
                      				 FORM  10-Q/A


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

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Report on Form 10-Q for the twenty-four weeks ended June 18, 1994 as set forth in the pages attached hereto:

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
                       				   (Unaudited)

					                                           Restated          Restated
                                    					       June 18,          January 1,
In thousands                                     1994               1994
ASSETS
  Cash                                         $     297         $     271
  Receivables - net                               83,706            52,062
  Inventories:
    Raw materials                                 59,973            58,720
    Work in process                               14,725            15,469
    Finished goods                                93,622            99,329
    Supplies                                      51,082            51,701
     Subtotal                                    219,402           225,219
     Lifo Reserve                                 (2,845)           (2,819)
Total inventories                                216,557           222,400
Other current assets                              32,586            32,392
Total Current Assets                             333,146           307,125

Property, plant and equipment                  2,731,903         2,666,423
Accumulated depreciation                        (831,142)         (769,869)
Property, plant and equipment - net            1,900,761         1,896,554

Timber and timberlands                           189,073           189,674
Goodwill and other intangibles                   115,672           118,418
Other assets                                      51,631            50,132
Total Assets                                  $2,590,283        $2,561,903

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                              $  101,827        $   90,356
Current portion of long-term debt                 54,528            56,148
Short-term bank debt                              20,687            25,304
Other current liabilities                        103,267           102,335
Total Current Liabilities                        280,309           274,143

Long-term debt                                   991,526           973,825
Other liabilities                                 90,495            78,872
Deferred tax liability                           338,935           342,757

Capital stock                                    214,162           214,111
Other capital                                    250,840           249,800
Retained earnings                                427,823           432,961
Treasury stock, at cost                           (3,807)           (4,566)
Total Shareholders' Equity                       889,018           892,306
Total Liabilities and Shareholders' Equity    $2,590,283        $2,561,903

See accompanying notes to condensed consolidated financial statements.

                                				      -2-

               		       FEDERAL PAPER BOARD COMPANY, INC.
             		   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                          				  (Unaudited)

                               					      Restated                 Restated
                               					      For the                  For the
                                 					Twelve Weeks Ended     Twenty-Four Weeks Ended
                             				       June 18,     June 19,    June 18,     June 19,
In thousands, except per                 1994         1993        1994         1993
   share amounts
Net sales                               $347,976     $329,579    $667,430     $649,423

Costs and expenses:
  Cost of products sold                  260,391      244,634     506,914      480,308
  Depreciation, amortization
    and cost of timber harvested          32,932       33,217      65,817       67,056
  Selling and administrative expenses     16,351       13,465      31,350       28,697
  Interest expense                        18,996       20,326      38,838       40,120
  Other - net                              4,592       26,780      15,236       26,969
Total costs and expenses                 333,262      338,422     658,155      643,150

Income (loss) before taxes                14,714       (8,843)      9,275        6,273
Provision for income taxes                 2,714       (3,643)        575        2,373
Net income (loss)                         12,000       (5,200)      8,700        3,900
Preferred dividend requirements            1,524        1,525       3,049        3,051
Net income (loss) available to
  common shares                         $ 10,476     $ (6,725)   $  5,651     $    849


Average Common Shares Outstanding:

   Assuming no dilution                   42,210       41,982      42,192       41,970
   Assuming full dilution                 42,771       41,982      42,810       42,154


Earnings (Loss) Per Common Share:

   Assuming no dilution                     $.25        $(.16)       $.13         $.02
   Assuming full dilution                   $.25        $(.16)       $.13         $.02

Dividends Per Common Share                  $.25        $ .25        $.50         $.50


See accompanying notes to condensed consolidated financial statements.

                              				    -3-

                     			  FEDERAL PAPER BOARD COMPANY, INC.
            		     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           				     (Unaudited)

                                                 							   Restated
                                     					       For the Twenty-Four Weeks Ended
                                          						  June 18,         June 19,
In thousands                                        1994             1993
CASH FLOWS FROM OPERATIONS:
Net income                                       $  8,700         $  3,900
Adjustments to reconcile net income to net
 cash provided by operations:
   Depreciation, amortization and cost of
     timber harvested                              65,817           67,056
   Deferred income tax provision                   (2,073)          (3,254)
   Net loss on financial instrument
     transactions                                  15,717           26,131
   Other - net                                      4,715           (2,834)
Net changes in current assets and liabilities     (16,669)          (1,053)
NET CASH PROVIDED BY OPERATIONS                    76,207           89,946

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                              (62,538)         (57,960)
Net (payments) proceeds on financial
  instrument transactions                          (1,383)          (1,765)
Proceeds received on settlement of note
  receivable                                          -             10,000
Other                                                (253)             779
NET CASH USED FOR INVESTING ACTIVITIES            (64,174)         (48,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid                               (24,393)         (24,288)
Increase in long-term debt                         18,471              640
Payments on long-term debt                         (2,498)         (16,013)
Issuance of equity capital                          1,143              458
Change in short-term bank debt                     (4,730)          (1,800)
NET CASH USED FOR FINANCING ACTIVITIES            (12,007)         (41,003)

INCREASE (DECREASE) IN CASH                            26               (3)
   Cash:   Beginning of year                          271              280
	   End of period                                $    297         $    277


See accompanying notes to condensed consolidated financial statements.

                   			  FEDERAL PAPER BOARD COMPANY, INC.
     	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
				                                (Unaudited)

1. The accompanying unaudited interim financial statements have been restated to reflect revisions in the market valuation of certain financial instruments for all periods presented. The Company previously accounted for certain interest rate swap agreements based on settlement accounting but has now determined that settlement accounting was not an appropriate method. As a result, these instruments have been marked to market at the end of each quarter. In addition, the restatement includes a revision in the market valuation previously recorded for certain foreign currency instruments. Further information on this restatement can be obtained from the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended January 1, 1994. The effects of the restatement on the Company's financial results are as follows (in thousands, except per share amounts):

                                          						      For the                      For the
                                      				    		Twelve Weeks Ended       Twenty-Four Weeks Ended
                                          						June 18,    June 19,      June 18,      June 19,
                                          						 1994        1993          1994          1993

    Net income as previously reported            $ 8,200    $  9,800      $11,300       $ 18,900
    Adjustment                                     3,800     (15,000)      (2,600)       (15,000)
    Restated net income (loss)                   $12,000    $ (5,200)     $ 8,700       $  3,900

    Restated earnings (loss) per common share:

    Assuming no dilution:
       As reported                                  $.16       $ .20        $ .20         $ .38
       Adjustment                                    .09        (.36)        (.07)         (.36)

    Restated earnings (loss) per common share       $.25       $(.16)       $ .13         $ .02

    Assuming full dilution:
       As reported                                  $.16       $ .20        $ .19          $ .37
       Adjustment                                    .09        (.36)        (.06)          (.35)
    Restated earnings (loss) per common share       $.25       $(.16)       $ .13          $ .02


2. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, of a normal recurring nature, necessary to present fairly the results for the interim periods presented.


3. Net income (loss) used in the computation of earnings (loss) per common share assuming no dilution is reduced by preferred dividend requirments. Earnings (loss) per common share assuming full dilution for all periods presented, except the second quarter of 1993, excludes the conversion of the Company's $2.875 convertible preferred stock as the effect is antidilutive. The second quarter of 1993 excludes the conversion of the Company's preferred stocks and other common stock equivalents as the effects are antidilutive.

                     			FEDERAL PAPER BOARD COMPANY, INC.
         	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                            				  (Unaudited)

4. The second quarter 1994 dividend was declared on June 21, 1994 and is presented in the accompanying Condensed Consolidated Statement of Income for presentation purposes only.


5. The provision for income taxes for the second quarter of 1994 in the Condensed Consolidated Statement of Income includes a favorable adjustment of $3.2 million due to the settlement of prior year tax audits. The overall effective tax rate for the twenty-four weeks ended June 18, 1994 and June 19, 1993 was 6.2% and 37.8%, respectively. The overall effective tax rate for the full year 1994 is estimated to be approximately 36.3%.


6. The Company manages certain portions of its exposure to foreign currency fluctuations through a variety of financial instruments with off-balance-sheet market risk including foreign currency option and foreign currency forward contracts. The risk of loss to the Company in the event of non-performance by any party under these agreements is not significant. The Company sold certain foreign exchange contracts. The sold nonhedged contracts outstanding at June 18, 1994 were foreign currency call option contracts with notional amounts of 60.5 million U.S. dollars and 15.0 million British pounds; foreign currency put option contracts with notional amounts of 43.2 million U.S. dollars and 5.0 million British pounds and forward foreign exchange contracts with notional amounts of 2.5 million British pounds. The Company purchased certain foreign exchange contracts. The purchased nonhedged contracts outstanding at June 18, 1994 were foreign currency call option contracts with notional amounts of 34.7 million U.S. dolars and foreign currency put option contracts with notional amounts of 32.0 million
   U.S. dollars and 5.0 million British pounds. The Company's market risk under the agreements discussed above is subject to currency rate differentials therefore, the value of the Company's instruments change as currency markets fluctuate. In addition, at June 18, 1994, the Company had outstanding nonhedged forward foreign exchange contracts outstanding which it had sold with notional amounts of 15.0 million
   U.S. dollars in which the Company's market risk is subject to currency rate changes of the British pound sterling and the German mark, along with changes in U.S. and German interest rates. The estimated fair value of all nonhedged foreign exchange instruments at June 18, 1994 was a loss of $13.5 million. The Company does not believe any reasonably likely change in the estimated fair value of these contracts would be material to its financial condition and results of operations.

   The Company has entered into a variety of interest rate swap agreements to manage the impact of interest rate fluctuations. At June 18, 1994, the Company had nonhedged interest rate swap agreements outstanding with a notional principal amount of $340 million. The Company's market risk under these agreements is primarily subject to changes in the London Interbank Offered Rate (LIBOR) and various interest rate spreads. The Company does not believe a reasonably likely change in LIBOR rates would have a material impact on its financial position and results of operations. The estimated fair value of these interest rate swap agreements at June 18, 1994 was a loss of $15.9 million.

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

			                      FEDERAL PAPER BOARD COMPANY, INC.
                    			MANAGEMENT'S DISCUSSION AND ANALYSIS
              		  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          				    (Unaudited)

                                    				For the                 For the
                             				  Twelve Weeks Ended   Twenty-Four Weeks Ended
                            				  June 18,    June 19,     June 18,  June 19,
In thousands                        1994        1993         1994      1993
NET SALES:
Paper, Paperboard and Pulp        $232,983   $228,574     $453,407   $449,640
Wood Products                       60,117     51,329      118,952    107,439
Converting Operations               80,697     76,894      148,188    145,819
Intersegment Eliminations          (25,821)   (27,218)     (53,117)   (53,475)
Total                             $347,976   $329,579     $667,430   $649,423


INCOME (LOSS) BEFORE TAXES:                         Restated
Paper, Paperboard and Pulp        $ 25,188   $ 25,829     $ 35,794   $ 48,836
Wood Products                       16,379     15,991       36,484     34,907
Converting Operations                1,090        113        2,326         69
Intersegment Eliminations              418        523          431       (440)
General Corporate Items - Net       (9,365)   (30,973)     (26,922)   (36,979)
Interest Expense                   (18,996)   (20,326)     (38,838)   (40,120)
Total                             $ 14,714   $ (8,843)    $  9,275   $  6,273

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

Operating profits for this segment are substantially above the prior year for both periods presented. The major factor contributing to the increase is improved earnings from the cup operations. Improved sales coupled with reduced costs, as a result of cost savings programs which were implemented throughout the Company's cup operations, were responsible for the increase. The cost savings realized by the Company's cup operations in 1994 can be attributed to a reduction in payroll expense due to a salaried payroll headcount reduction of 8% in 1994; the addition of new machinery to these operations which have added to production efficiencies and the increased use of technology which require fewer employees than in prior years. Slightly, offsetting the increase was a decrease in earnings at the Company's packaging operations compared to last year.

Interest Expense

Interest expense for both the second quarter and year-to-date period were lower than the prior year. The major factors contributing to the decreased costs were a higher level of capitalized interest partially offset by decreased savings from the Company's interest rate swap agreements. Capitalized interest increased significantly compared to the prior year due to higher capital spending on projects qualifying for interest capitalization. Interest expense for the second quarter of 1994 and 1993 includes $.7 million and $1.3 million of savings, respectively, from the Company's interest rate swap agreements. Year-to-date, the interest savings from the Company's interest rate swap agreements was $.8 million and $3.2 million for 1994 and 1993, respectively.

Other Items

The Company enters into nonhedged off-balance-sheet financial instrument transactions. The value of these instruments change as currency markets and interest rates fluctuate, therefore an adjustment of the market value is recorded. In the second quarter of 1994 and 1993, a pre-tax charge was recorded associated to nonhedged financial instrument transactions of $5.1 million and $26.0 million, respectively. On a year-to-date basis, these costs were $15.7 million and $26.1 million for 1994 and 1993, respectively. These charges are included in Other-net in the accompanying Condensed Consolidated Statement of Income.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)


Income Taxes

The Company's overall effective tax rate for the year-to-date periods of 1994 and 1993 was 6.2% and 37.8%, respectively. During the current quarter, a favorable tax provision adjustment of $3.2 million was recorded due to the settlement of prior year tax audits. The overall effective tax rate for the full year 1994 is expected to be approximately 36.3%.

Accounting Matters

Effective January 2 ,1994, the Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits". The impact of adopting this Statement, in 1994, was not material to the Company's financial position and results of operations.

CAPITAL RESOURCES AND LIQUIDITY :

Cash provided by operations declined 15% compared to the comparable period of the prior year. The significant reasons for this decline was an increase in working capital in the current year. The major changes within the components of working capital were an increase in receivable levels during the first half of 1994 slightly offset by a decrease in inventory levels. The increase in receivables during the first half of 1994 is due to an increase in the average collection period along with increased sales. During the quarter, the Company sold an additional $5 million of trade accounts receivable under an existing agreement bringing the amount sold to $88 million at both
June 18, 1994 and January 1, 1994. Improving market conditions for most of the Company's product lines have caused a reduction in inventory levels from the end of the prior year.


Cash used for investing activities increased approximately 31% compared to the prior year. In both periods presented, the majority of cash used for investing activities was related to capital expenditures. Capital spending in 1994 and 1993 was predominantly related to a program to expand and modernize the No. 18 paperboard machine at the Riegelwood mill. Capital spending in 1994 also includes amounts related to the construction of a new warehouse for the Company's cup operations. The Company expects capital expenditures to total approximately $160 million for the year. In addition, during the second quarter of 1993 the Company settled a $20.5 million note receivable it had received in 1991 when three folding carton plants were sold to a group of former employees. In settlement of this receivable, the Company received cash and preferred stock.

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

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)


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

                 		      FEDERAL PAPER BOARD COMPANY, INC.
                        			       EXHIBIT INDEX


Exhibit No.     Description                                       Page No.

    11          Computation of Earnings (Loss) per Common Share     14-15