Form 10-Q
period 1994-09-10
FEDERAL PAPER BOARD CO INC
filed 1994-10-21
CIK 34891

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Thirty-Six Weeks Ended September 10, 1994

                                  OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number 1-3838


                   FEDERAL PAPER BOARD COMPANY, INC.
        (Exact name of Registrant as specified in its charter)

                  NORTH CAROLINA                 22-0904830
      (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)          Identification No.)


          75 CHESTNUT RIDGE ROAD, MONTVALE, NEW JERSEY 07645
           (Address of principal executive office)   (Zip Code)

  Registrant's telephone number, including area code:  (201) 391-1776

Indicate by check mark ("X") whether the Registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.

            YES     X          NO

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.


CLASS                                    OUTSTANDING AT OCTOBER 8, 1994
Common stock, par value $5 share                42,327,156

                   FEDERAL PAPER BOARD COMPANY, INC.
                                 INDEX

                                                                 PAGE

PART 1    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheet                   3
           Condensed Consolidated Statement of Income             4
           Condensed Consolidated Statement of Cash Flows         5
           Notes to Condensed Consolidated Financial Statements   6-8


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    9-13


PART II   OTHER INFORMATION *

Item 6.    Exhibits and Reports on Form 8-K                       14

           Signatures                                             14

           Exhibit Index                                          15



* Item numbers which are inapplicable or to which the answer is negative have been omitted.

                       FEDERAL PAPER BOARD COMPANY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                             Restated
                                         September 10,       January 1,
In thousands                                  1994              1994
ASSETS
  Cash                                   $      295          $      271
  Receivables-net                            82,323              52,062
  Inventories:
    Raw materials                            60,362              58,720
    Work in process                          15,389              15,469
    Finished goods                           91,209              99,329
    Supplies                                 51,010              51,701
  Subtotal                                  217,970             225,219
  LIFO reserve                               (3,036)             (2,819)
  Total inventories                         214,934             222,400
  Other current assets                       34,357              32,392
  Total Current Assets                      331,909             307,125

  Property, plant and equipment           2,756,537           2,666,423
  Accumulated depreciation                 (857,726)           (769,869)
  Property, plant and equipment-net       1,898,811           1,896,554

  Timber and timberlands                    189,005             189,674
  Goodwill and other intangibles            117,008             118,418
  Other assets                               53,075              50,132
  Total Assets                           $2,589,808          $2,561,903

  LIABILITIES AND SHAREHOLDERS' EQUITY
    Accounts payable                     $   88,423          $   90,356
    Current portion of long-term debt        28,696              56,148
    Short-term bank debt                     25,705              25,304
    Accrued interest                         27,747              18,885
    Accrued pensions                         17,950               8,166
    Other current liabilities                90,441              75,284
    Total Current Liabilities               278,962             274,143

    Long-term debt                          987,932             973,825
    Other liabilities                        85,227              78,872
    Deferred tax liability                  343,296             342,757

    Capital stock                           214,213             214,111
    Other capital                           251,087             249,800
    Retained earnings                       430,808             432,961
    Treasury stock, at cost                  (1,717)             (4,566)
    Total Shareholders' Equity              894,391             892,306
    Total Liabilities and Shareholders'
      Equity                             $2,589,808          $2,561,903

    See accompanying notes to condensed consolidated financial statements.

                                    -3-

                       FEDERAL PAPER BOARD COMPANY,INC.
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)
                                                      For the                     For the
                                                 Twelve Weeks Ended        Thirty-Six Weeks Ended
                                                             Restated                    Restated
                                                Sept. 10,    Sept. 11,     Sept. 10,     Sept. 11,
                                                  1994         1993           1994         1993

In thousands, except per share amounts
Net sales                                       $373,871     $324,025     $1,041,301    $973,448

Cost and expenses:
  Cost of products sold                          272,140      249,427        779,054     729,735
  Depreciation, amortization and cost of
    timber harvested                              34,389       32,757        100,206      99,813
  Selling and administrative expenses             15,954       14,308         47,304      43,005
  Interest expense                                20,259       19,888         59,097      60,008
  Other-net                                        6,476        4,181         21,712      31,150
Total costs and expenses                         349,218      320,561      1,007,373     963,711

Income before taxes                               24,653        3,464         33,928       9,737
Provision for income taxes                         9,453       10,664         10,028      13,037
Net income (loss)                                 15,200       (7,200)        23,900      (3,300)
Preferred dividend requirements                    1,524        1,525          4,573       4,576
Net income (loss) available to common shares    $ 13,676     $ (8,725)    $   19,327    $ (7,876)

Average Common Shares Outstanding:

Assuming no dilution                              42,265       41,991         42,216      41,977
Assuming full dilution                            43,293       41,991         43,225      41,977

Earnings (Loss) Per Common Share:
                                                   $0.32       ($0.21)         $0.46      ($0.19)
Assuming no dilution                               $0.32       ($0.21)         $0.45      ($0.19)
Assuming full dilution

Dividends Per Common Share                         $0.25        $0.25          $0.75       $0.75


See accompanying notes to condensed consolidated financial statements.

                       FEDERAL PAPER BOARD COMPANY,INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)


                                                 For the Thirty-Six Weeks Ended
                                                                     Restated
                                                    Sept. 10,        Sept. 11,
In thousands                                          1994             1993
CASH FLOWS FROM OPERATIONS:                         $ 23,900        $  (3,300)
Net income (loss)
Adjustments to reconcile net income (loss)
  to net cash provided by operations:
    Depreciation, amortization and cost
     of timber harvested                             100,206           99,813
    Deferred income tax provision                      3,920           12,650
    Net loss on disposals of plant, property
     and equipment and timber                          2,958            1,408
    Net loss on financial instrument transactions     19,415           29,805
    Other-net                                         (8,644)         (11,950)
Net changes in current assets and liabilities          1,643           30,021
NET CASH PROVIDED BY OPERATIONS                      143,398          158,447

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                 (93,976)        (107,994)
Proceeds from the disposal of property, plant
  and equipment                                          251            1,306
Net payments on financial instrument transactions     (3,475)          (2,138)
Proceeds received on settlement of note receivable       -             10,000
Other                                                   (989)          (1,126)
NET CASH USED FOR INVESTING ACTIVITIES               (98,189)         (99,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid                                  (34,954)         (34,785)
Increase in long-term debt                            25,758              731
Payments on long-term debt                           (39,232)         (27,979)
Issuance of equity capital                             2,916              769
Change in short-term bank debt                           327            2,743
NET CASH USED FOR FINANCING ACTIVITIES               (45,185)         (58,521)

INCREASE (DECREASE) IN CASH                               24              (26)
Cash: Beginning of year                                  271              280
      End of period                                 $    295        $     254



See accompanying notes to condensed consolidated financial statements.

                     FEDERAL PAPER BOARD COMPANY, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



1. The accompanying unaudited interim financial statements for 1993 have been restated to reflect revisions in the market valuation of certain financial instruments. The Company previously accounted for certain interest rate swap agreements based on settlement accounting but has now determined that settlement accounting was not an appropriate accounting method. As a result, these instruments have been marked to market at the end of each quarter. Further information on this restatement can be obtained from the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended January 1, 1994. The effects of the restatement on the Company's financial results are as follows (in thousands, except per share amounts):

                                                     For the                 For the
                                                Twelve Weeks Ended    Thirty-Six Weeks Ended
                                                  Sept. 11, 1993          Sept. 11, 1993

  Net income (loss) as previously reported           $(5,971)                 $ 12,929
  Adjustment                                          (1,229)                  (16,229)
  Restated net income (loss)                         $(7,200)                 $ (3,300)

  Restated earnings (loss) per common share:

  Assuming no dilution:
    As reported                                       ($0.18)                    $0.20
    Adjustment                                         (0.03)                    (0.39)
  Restated earnings (loss) per common share           ($0.21)                   ($0.19)

  Assuming full dilution:
    As reported                                       ($0.18)                    $0.20
    Adjustment                                         (0.03)                    (0.39)
  Restated earnings (loss) per common share           ($0.21)                   ($0.19)

2. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, of a normal recurring nature, necessary to present fairly the results for the interim periods presented.

3. Net income (loss) used in the computation of earnings (loss) per common share assuming no dilution is reduced by preferred dividend requirements. Earnings (loss) per common share assuming full dilution for both periods of 1994 excludes the conversion of the Company's $2.875 convertible preferred stock as the effect is antidilutive. Earnings (loss) per common share assuming full dilution for both periods of 1993 excludes the conversion of the Company's convertible preferred stocks and other common stock equivalents as the effects are antidilutive.

                     FEDERAL PAPER BOARD COMPANY, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

4. The third quarter 1994 dividend was declared on September 19, 1994 and is presented in the accompanying Condensed Consolidated Statement of Income for presentation purposes only.

5. The 1994 provision for income taxes in the Condensed Consolidated Statement of Income includes a favorable adjustment of $3.2 million due
      to  the settlement of prior year tax audits.   The 1993 provision for
      income taxes includes a charge of $9.2 million due to the change in the Federal statutory tax rate. The overall effective tax rate for the
      thirty-six  weeks  ended September 10, 1994 was 29.6%.   The  overall
      effective tax rate for the full year 1994 is estimated to be approximately 34.2%.

6. The Company manages certain portions of its exposure to foreign currency fluctuations through a variety of financial instruments with off-balance-sheet market  risk  including foreign currency option
      and foreign currency forward contracts.   The risk  of loss to the
      Company in the event of non-performance by any party under these agreements is not significant. The Company has sold certain foreign exchange contracts. The sold nonhedged contracts outstanding at September 10, 1994 were foreign currency call option contracts with notional amounts of 41.4 million U.S. dollars and foreign currency put option contracts with notional amounts of 20.0 million U.S. dollars and 54.6 million German marks. The Company has also purchased
      certain foreign exchange contracts.   The  purchased nonhedged
      contracts outstanding at September 10, 1994 were foreign currency call option contracts with notional amounts of 51.7 million U.S. dollars and 55.1 million German marks and foreign currency put option contracts with notional amounts of 39.4 million U.S. dollars. The Company's market risk under the agreements discussed above is subject to currency rate differentials therefore, the value of the
      Company's  instruments  change  as currency  markets  fluctuate.   In
      addition, at September 10, 1994, the Company had nonhedged forward foreign exchange contracts outstanding which it had sold with notional amounts of 15.0 million U.S. dollars in which the Company's market risk is subject to currency rate changes of the British pound sterling and the German mark, along with changes in U.S. and German interest rates. The estimated fair value of all nonhedged foreign exchange instruments at September 10, 1994 was a loss of $12.1 million. The Company does not believe any reasonably likely change in the estimated fair value of these contracts would be material to its financial condition and results of operations.

7. The Company has entered into a variety of interest rate swap agreements to manage the impact of interest rate fluctuations. At September 10, 1994, the Company had nonhedged interest rate swap agreements outstanding with notional principal amounts of $340.0 million. The Company's market risk under these agreements is primarily subject to changes in the London Interbank Offered Rate (LIBOR) and various interest rate spreads. The Company does not believe a reasonably likely change in LIBOR rates would have a material impact on its financial position and results of operations. The estimated fair value of these interest rate swap agreements at September 10, 1994 was a loss of $17.8 million.

                     FEDERAL PAPER BOARD COMPANY, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



8. Effective January 2, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits". SFAS No. 112 requires the Company to accrue for postemployment benefits provided to former or inactive employees, their beneficiaries and covered dependents after employment but before retirement. The impact of adopting this Statement was not material to the Company's financial position and results of operations for the thirty-six weeks ended September 10, 1994.

                     FEDERAL PAPER BOARD COMPANY, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Unaudited)

                                            For the                  For the
                                      Twelve Weeks Ended      Thirty-Six Weeks Ended
                                      Sept. 10,   Sept. 11,   Sept. 10,     Sept. 11,
                                        1994        1993        1994          1993

In thousands
NET SALES:
Paper, Paperboard and Pulp            $244,080    $211,135    $  697,487    $660,775
Wood Products                           65,315      53,981       184,267     161,420
Converting Operations                   89,477      83,728       237,665     229,547
Intersegment Eliminations              (25,001)    (24,819)      (78,118)    (78,294)
Total                                 $373,871    $324,025    $1,041,301    $973,448

INCOME BEFORE TAXES:                              Restated                  Restated
Paper, Paperboard and Pulp            $ 34,231    $ 16,990    $   70,025    $ 65,826
Wood Products                           16,791      11,555        53,275      46,462
Converting Operations                    5,629       4,759         7,955       4,828
Intersegment Eliminations                 (154)        224           277        (216)
General Corporate Items-Net            (11,585)    (10,176)      (38,507)    (47,155)
Interest Expense                       (20,259)    (19,888)      (59,097)    (60,008)
Total                                 $ 24,653    $  3,464    $   33,928    $  9,737

RESULTS OF OPERATIONS :

Paper, Paperboard and Pulp

Results  for  this  segment were higher for both  sales  and  operating
profits  for  both periods presented compared to the prior  year.   Net
sales of paper, paperboard and pulp increased approximately 16% and 6% compared to the prior year for the third quarter and year-to-date periods, respectively. The increase in sales during the third quarter was primarily due to an increase in the average selling prices of market pulp and uncoated free-sheet paper coupled with increased shipments of paperboard and uncoated free-sheet paper, partially offset by a decline in shipments of market pulp and average selling prices of
paperboard.   The  year-to-date  period  was  influenced  by  the  same
factors, except that shipments of market pulp increased on a year-to-date basis compared to the prior year.

Operating profits for paper, paperboard and pulp increased approximately 101% and 6% compared to the prior year for the third quarter and year-to-date periods, respectively. Third quarter 1994 operating profits reflect an improvement in overall economic conditions in the United States and Europe. On a year-to-date basis, the increase in operating profits for 1994 compared to the prior year reflects an improvement in economic conditions, partially offset by adverse factors which occurred during the first quarter of this year. These factors included weaknesses in certain segments of the bleached paperboard market, weather related factors and operating problems which resulted in lost production and higher costs at our major mills.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Operating results for market pulp increased substantially over the prior year reflecting price increases which were implemented during the first three quarters of 1994. This product line returned to profitability during the third quarter and another price increase is scheduled to be implemented during the fourth quarter of 1994. Demand for market pulp has been improving with shipments through the third quarter of 1994 increasing 6% over the comparable period of the prior year.

The bleached paperboard market strengthened during the quarter with an improvement in order backlogs. Due to improving market conditions, the Company implemented a price increase on most of its bleached paperboard grades during the third quarter of 1994. For the year-to-date period of 1994, the grade mix has begun to change towards higher margin paperboard. Operating results, despite these improving market conditions, remained below the prior year due to decreased average selling prices in 1994 compared to the same period of the prior year. However, the outlook for the remainder of 1994 is favorable for this product.

Operating profits for the Company's uncoated free-sheet operation improved significantly compared to the prior year for the third quarter and year-to-date periods. A combination of improved average selling prices and increased shipments in 1994 has increased profits for this product. Improved market conditions for this product have enabled the Company to implement four price increases through the third quarter, with a further improvement in prices expected in the fourth quarter.

Operating profits for recycled paperboard decreased 12% and 40% for the year-to-date period and third quarter, respectively. The decreases in operating profits for the year-to-date and third quarter periods are primarily attributable to a 5% decline in the average selling price of recycled paperboard compared to the prior year for both periods presented coupled with an increase in wastepaper costs compared to the prior year.


Wood Products

The wood products segment achieved higher net sales and operating profits for the third quarter and year-to-date periods. Market conditions for lumber have continued to be favorable in 1994, with average selling prices increasing approximately 20% and 12% compared to the prior year for the third quarter and year-to-date periods, respectively. The increase in selling price is primarily attributable to the reduced availability of timber from government-owned lands in the Pacific Northwest and from unfavorable weather conditions experienced throughout the country in the earlier part of 1994. Shipments of this product have increased approximately 3% compared to the prior year for both the third quarter and year-to-date periods.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Converting Operations

Net sales for the converting operations increased 7% and 4% compared to the prior year for the third quarter and year-to-date periods, respectively. The increase in the third quarter is attributable to an increase in sales by both the Company's cup and packaging operations. Shipments of cups increased 3% while shipments of folding cartons increased 35% in the third quarter compared to the prior year. Year-to-date, the increase in net sales is primarily attributable to an increase in sales by the Company's cup operations compared to the prior year reflecting an increase in shipments of 9%. Lower average selling prices for cups in the third quarter and year-to-date periods of 1994 compared to the prior year partially offset the sales increases.

Operating profits for this segment increased 18% and 65% compared to the prior year for the third quarter and year-to-date periods, respectively. The major factor contributing to the increase for the third quarter is improved earnings from the packaging operations, as a result of increased sales in the third quarter of 1994 as compared to the prior year. The major factor contributing to the year-to-date increase is improved earnings from the cup operations. Improved sales coupled with cost savings realized in 1994, for the cup operations, are responsible for the increase in year-to-date earnings compared to the prior year. The cost savings realized by the Company's cup operations in 1994 can be attributed to a reduction in payroll expense due to a salaried payroll headcount reduction; the addition of new machinery to these operations which have added to production efficiencies and the increased use of technology which requires fewer employees than in prior years.

Interest Expense

Interest expense for the third quarter of 1994 was 2% higher than the same period last year. The major factors contributing to the increase in interest expense for the third quarter were decreased savings from the Company's interest rate swap agreements, partially offset by a higher level of capitalized interest. Interest expense for the third quarter of 1994 and 1993 includes $.2 million and $1.0 million of savings, respectively, from the Company's interest rate swap agreements. Year-to-date interest expense decreased 2% compared to the prior year. The major factors contributing to the decreased costs were a reduction in the average borrowings outstanding in 1994 and a higher level of capitalized interest, partially offset by decreased savings from the Company's interest rate swap agreements. Capitalized interest increased significantly compared to the prior year due to higher capital spending on projects qualifying for interest capitalization. Year-to-date, the interest savings from the Company's interest rate swap agreements was $1.0 million and $4.2 million, respectively.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Other Items

The Company enters into nonhedged off-balance-sheet financial instrument transactions. The value of these instruments changes as currency markets and interest rates fluctuate, therefore an adjustment of the market value is recorded. In the third quarter of both 1994 and 1993, pre-tax charges of $3.7 million were recorded associated to nonhedged financial instrument transactions. On a year-to-date basis, these costs were $19.4 million and $29.8 million for 1994 and 1993, respectively. These charges are included in Other-net in the accompanying Condensed Consolidated Statement of Income.

Income Taxes

The 1994 provision for income taxes includes a favorable non-cash adjustment of $3.2 million which was recorded due to the settlement of prior year tax audits. During the third quarter of 1993, the Company recorded a non-cash charge of approximately $9.3 million as a result of the change in the Federal statutory tax rate from 34% to 35%. This charge includes the cumulative recalculation of the deferred tax liability under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which bases future taxes on the current statutory rate. The overall effective tax rate for the full year 1994 is expected to be approximately 34.2%.

Accounting Matters

Effective January 2 ,1994, the Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits". The impact of adopting this Statement, in 1994, was not material to the Company's financial position and results of operations.

CAPITAL RESOURCES AND LIQUIDITY :

Cash provided by operations declined 9% compared to the comparable period of the prior year. The reasons for this decline were a lower deferred income tax provision partially offset by increased operating earnings in 1994 and a change in working capital in the current year. The deferred income tax provision for 1994 includes a favorable adjustment of $3.2 million due to the settlement of prior year tax audits. The deferred income tax provision for 1993 includes a charge of $9.2 million due to the recalculation of the deferred tax liability due to an increase in the Federal statutory tax rate. The major changes within the components of working capital were an increase in receivables in 1994 slightly offset by a decrease in 1994 inventory levels. The increase in receivables for 1994 is primarily due to an increase in sales. Improving market conditions for most of the Company's product lines have caused a reduction in inventory levels from the end of the prior year.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Cash used for investing activities decreased approximately 2% compared to the prior year. In both periods presented, the majority of cash used for investing activities was related to capital expenditures. Capital spending in 1994 and 1993 was predominantly related to a program to expand and modernize the No. 18 paperboard machine at the Riegelwood mill. Capital spending in 1994 also includes amounts related to the construction of a new warehouse for the Company's cup operations. The Company expects capital expenditures to total approximately $160 million for the year.

The Company believes it has adequate resources to finance its operations and future capital spending programs. The Company is a party to two revolving credit agreements with total commitments of $300 million. At September 10, 1994, $80 million was outstanding under these agreements. In addition, the Company has $75 million remaining under a previously filed shelf registration statement which can be used for future debt financings.

Future Outlook:

The outlook for the remainder of 1994 is for continued improvement in
market conditions for our major product lines.   Selling price
increases that have been implemented for our market pulp and uncoated free-sheet paper products have enabled the Company to improve profitability in the third quarter. Future price increases scheduled for the fourth quarter for market pulp should improve profitability further for the Company.

                      PART II. OTHER INFORMATION



Item 6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits

               A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which, immediately precedes such exhibits, and is incorporated herein by reference.

           (b) There were no reports on Form 8-K filed for the twelve weeks ended September 10, 1994.




                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              FEDERAL PAPER BOARD COMPANY, INC.
                                          (Registrant)


Date: October 19, 1994
                               /s/QUENTIN J. KENNEDY
                                  Quentin J. Kennedy, Executive Vice
                                  President and Secretary


Date: October  19,  1994
                               /s/ROGER L. SANDERS, II
                                  Roger L. Sanders, II, Controller
                                 (Principal Accounting Officer)

                   FEDERAL PAPER BOARD COMPANY, INC.
                             EXHIBIT INDEX





Exhibit No. Description                                         Page No.

   11       Statement of Computation of Earnings (Loss)
             per Common Share                                       16

   27       Financial Data Schedule                                 17