Form 10-K
FEDERAL PAPER BOARD CO INC
filed 1995-03-30
CIK 34891

===============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1994

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

                                    YES X   NO
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The number of shares outstanding of the Registrant's common stock, as of February 25, 1995, was 42,599,683 shares. The aggregate market value on February 25, 1995 of voting stock held by non-affiliates of the Company was $1,136,545,197.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1994 Annual Report to Shareholders are incorporated by reference in Part I, Part II and Part IV hereof.

Portions of the Registrant's 1994 Proxy Statement dated March 15, 1995 are incorporated by reference in Part III hereof.

===============================================================================

                                     PART I

ITEM 1.   BUSINESS

Federal Paper Board Company, Inc. (the "Registrant") was incorporated in the State of North Carolina in October, 1993. It was incorporated as a wholly owned subsidiary of Federal Paper Board Company, Inc., a New York corporation, organized in 1916, which was merged with and into the Registrant on April 20, 1994. The sole purpose of the merger was to change the state of incorporation from New York to North Carolina. The merger did not result in any change of the Company's Board of Directors, management, operations or financial condition. The term "Company" used in this report means the Registrant and its consolidated subsidiaries unless the context indicates otherwise.

In 1991, the Company sold or leased four of its eight folding carton plants and its mechanical packaging operation. The folding carton plants located in Palmer, MA, Versailles, CT, and York, PA were sold to a group of former employees. In this transaction, the Company received a note for approximately $20.5 million. In 1993, this note was settled and the Company received cash and preferred stock. The folding carton plant located in Marseilles, IL was leased with the option for the lessee to purchase the facility at the end of the lease term. The mechanical packaging operation was sold and the Company received cash in this transaction. In 1990, the Company acquired Continental Bondware, Inc., a manufacturer of paper cups with plants located in Chicago and Shelbyville, IL, for approximately $146.5 million. In 1989, the Company acquired Imperial Cup Corp., a manufacturer of paper and plastic cups with plants located in Kenton, OH; LaFayette, GA; Salisbury, MD and Visalia, CA for approximately $95 million. These two businesses were combined and operate under the name of Imperial Bondware Corp.

The Company's products have been grouped into the following three industry segments: Paper, Paperboard and Pulp, consisting of bleached and recycled paperboard, bleached softwood and hardwood pulp and uncoated free-sheet paper; Wood Products, consisting of dimensional lumber, wood chips and land management activities; and Converting Operations, consisting of disposable foodservice products and specialty packaging products. Financial information regarding industry segments is included on pages 24 and 25 of the Company's 1994 Annual Report to Shareholders (the "Annual Report"), which information is incorporated herein by reference.

                           PAPER, PAPERBOARD AND PULP

The principal products of this business segment are bleached and recycled paperboard, hardwood and softwood pulp and uncoated free-sheet paper. Bleached paperboard is produced on three paperboard machines at the Augusta, GA mill and on two paperboard machines at the Riegelwood, NC mill. Recycled paperboard is produced on one paperboard machine at the Sprague, CT mill. The majority of the paperboard produced at the Company's mills is sold to outside customers and converted into packaging for various consumer goods or used in printing applications including menus, greeting cards and brochure covers. Bleached paperboard produced at the Augusta and Riegelwood mills is also used by the Company's Converting Operations to produce folding cartons, paper cups and other disposable foodservice products. Recycled paperboard produced at the Sprague mill is converted into packaging products by outside customers and the Company's folding carton plants. The Company's mills produced 937,000 tons of bleached paperboard and 196,000 tons of recycled paperboard for total paperboard production of 1,133,000 tons in 1994. The Company's mills sold approximately 935,000 tons of bleached paperboard and 202,000 tons of recycled paperboard for total sales of 1,137,000 tons of paperboard in 1994. Paperboard accounted for 41% of total sales for the Company in 1994.

The Company produces hardwood and softwood market pulp at the Riegelwood mill, which is sold in both the domestic and export markets. The Augusta mill produces softwood pulp which is sold, in slush form, to a neighboring newsprint mill under a long-term supply contract. In 1994, of the 1,421,000 tons of pulp produced, approximately 864,000 tons were used to produce paperboard at the Company's mills and the remaining 557,000 tons were available for sale as market pulp. Approximately 67% of market pulp shipped was sold in the export market. The Company's mills sold 567,000 tons of market pulp and this product accounted for 12% of total sales for the Company in 1994.

The Company produces uncoated free-sheet paper at one mill located in Inverurie, Scotland. Paper is produced on two paper machines and is marketed and sold throughout Europe. The mill uses bleached pulp as its primary raw material which it purchases from the Company's Riegelwood mill and outside producers. The mill produced 189,000 metric tons of uncoated free-sheet paper in 1994. The mill sold approximately 194,000 metric tons of uncoated free-sheet paper in 1994, and this product accounted for 9% of total sales for the Company in 1994.

Also in this business segment, the Company operates five distribution centers and one extrusion coating plant. Four of the distribution centers and the one extrusion coating plant are located in the United States while one sheeting distribution center is located in the United Kingdom. These facilities receive paperboard from the Company's mills which is then sheeted to customer specifications. The extrusion coating plant provides poly-coated board to the Company's cup operations and also sells this product to outside customers. These facilities are geographically located so the Company's customers may be serviced quickly and efficiently.

Further information regarding the Paper, Paperboard and Pulp business is included in the Review of Operations on pages 6 through 10 of the Annual Report and is incorporated herein by reference.

                                  WOOD PRODUCTS

The principal products of this business segment are dimensional lumber and wood chips. The segment also performs land management activities. The Company produces both dimensional lumber and wood chips at five lumber plants which are located near the Company's paperboard and pulp mills. Two of the plants, located in Augusta, GA and Johnston, SC, are within a 60 mile radius of the Augusta paperboard and pulp mill and supply 91% and 51% of their wood chips to this mill, respectively, with the balance being sold to outside customers. The plant located in Washington, GA supplies approximately 2% of its wood chips to the Augusta paperboard and pulp mill with the balance being sold to outside customers. The plant located in Newberry, SC is between the Augusta and Riegelwood paperboard and pulp mills and supplies approximately 9% of its wood chips to those mills with the balance being sold to outside customers. The plant located in Armour, NC is two miles from the Riegelwood paperboard and pulp mill and provides 100% of its softwood chips to such mill. The Company also owns five chip mills, which are strategically located to provide the Company's paperboard and pulp mills with wood chips.

The lumber plants produce dimensional lumber which is used in the construction and retail home improvement industries. In 1994, the lumber plants produced
618.2 million board feet of lumber and sold 610.3 million board feet.

The Company presently owns or controls under long-term leases approximately 692,000 acres of timberlands. In the vicinity of its Riegelwood paperboard and pulp mill, the Company directly owns 260,000 acres and holds 116,000 acres under long-term leases with purchase options. In the vicinity of its Augusta paperboard and pulp mill, the Company owns 309,000 acres and has lease rights to 7,000 acres.

Further information regarding the Wood Products business is included in the Review of Operations on pages 10 through 14 of the Annual Report and is incorporated herein by reference.

                           CONVERTING OPERATIONS

The principal products of this business segment are paper and plastic cups, plastic lids, containers and packaging products. The Company's cup operations manufacture paper and plastic disposable drinking cups and food containers at six locations. These products are marketed for use by industrial vending operations, fast food restaurants, soft drink bottlers, paper distributors, theaters and convenience stores. Its primary raw materials are paperboard, resins and corrugated containers. In 1994, approximately 77% of the paperboard consumed by the Company's cup operations was obtained from the Company's own paperboard mills. The cup operations accounted for approximately 15% of total sales for the Company in 1994.

The Company also produces folding cartons, used in the packaging of products such as food, laundry soap, tobacco, drug and health aids, consumer paper products, hardware and toys at four folding carton plants. The Company's folding carton plants are equipped with lithographic, gravure, and flexographic printing, giving the Company the capability of producing high quality multi-colored packaging. The packaging products produced are specially designed to serve the packaging and marketing needs of individual customers, which include manufacturers of numerous nationally known consumer goods. Approximately 80% of the paperboard consumed in the Company's packaging operations was obtained from the Company's own recycled and bleached paperboard mills. The packaging operations accounted for approximately 7% of total sales for the Company in 1994.

Further information regarding the Converting Operations is included in the Review of Operations on pages 14 through 16 of the Annual Report and is incorporated herein by reference.

                            COMPETITION AND CUSTOMERS

The Company's businesses are highly competitive. There are a number of companies involved in these businesses whose total assets and sales are substantially greater than those of the Company, although the Company is a nationally recognized market participant in pulp, recycled paperboard, foodservice disposables and folding cartons and enjoys a leadership position in the bleached paperboard market.

The principal method of selling the Company's products is through its own sales force. Customers may place orders with the Company for various reasons which may include one or more of the considerations of price, quality and the ability of the Company to deliver and service the customers' needs on a timely basis. Bleached and recycled paperboard, market pulp and foodservice disposables are also sold overseas through the Company's sales force and/or through agents. Competition in export markets is based on the same considerations mentioned above. The sale of market pulp is highly competitive and subject to wide fluctuations in price. No single customer accounted for more than 10% of the Company's consolidated sales in any of the last three fiscal years.

                            ENERGY AND RAW MATERIALS

The Company is a large user of electricity and steam in its manufacturing operations. At the Riegelwood mill, steam and electricity are produced by its own power plant which utilizes black liquor (spent pulping chemicals), oil, natural gas and waste wood (bark and sawdust) as fuels. In 1994, approximately 73% of the Riegelwood mill's energy requirements were self-generated. The Company's Augusta mill also generates steam and electricity by its own power plant which utilizes coal in addition to similar fuels as described above for Riegelwood. In 1994, approximately 65% of the Augusta mill's energy requirements were self-generated. At the Sprague mill, steam and electric power are produced by the mill's own power plant utilizing oil or natural gas. In 1993, the Sprague mill completed a capital program which involved installing a natural gas pipeline allowing the mill to substitute natural gas for oil in the power plant or propane in the mill. This allows the mill to choose the source of energy which is more cost effective at a given time. In 1992, the Company's Inverurie mill reduced energy costs by replacing a coal fired power plant with a new natural gas power plant. Electricity is purchased to some degree at all plants to satisfy total demand. The Company believes its sources of supply with respect to oil, natural gas and purchased power to be generally adequate.

The Company's annual wood needs supplied from other than Company lands are available in ample quantities from sources within an economical transportation area and are believed to be adequate to meet both the present and future needs of the Company's facilities. The Company's converting operations use paperboard, resin and corrugated containers in the manufacturing process, and the Company believes that these materials are in ample supply from sources within an economical transportation area to meet both the present and future needs. Approximately 80% of the converting operations' paperboard needs are supplied by the Company's mills. During 1994, the supply of wastepaper used in the manufacture of recycled paperboard has become increasingly short. Even under current difficult market conditions, the Sprague mill has been able to obtain an adequate supply of wastepaper to meet its present needs. The Company expects to be able to obtain wastepaper in ample quantities to meet future needs.

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

The Company's Riegelwood, NC mill operates its waste water treatment and disposal facilities under an NPDES (National Pollutant Discharge Elimination System) permit issued by the State of North Carolina and an administrative Consent Order which provides temporary relief of the BOD (biochemical oxygen demand) limitations contained in the NPDES permit. The Consent Order requires that studies and improvements be completed at various times extending to October 1995. The Company and the State of North Carolina have agreed that a new waste water holding pond will be constructed at the Riegelwood mill no later than October 31, 1995 at a cost of approximately $25 million. However, construction can not begin until all permits are obtained, which the Company is actively pursuing. Therefore, construction may not be completed by the October 31, 1995 deadline. This project is included in the Company's estimates of future environmental capital expenditures as discussed in the Annual Report on page 23. The Company's Augusta, GA mill was under an administrative Consent Order with the State of Georgia to build a new landfill. The landfill was completed in April 1994 at a cost of approximately $8.2 million.

The process of manufacturing bleached kraft pulp produced at both the Riegelwood and Augusta mills has been found to produce small amounts of dioxin as an unintended by-product. The Riegelwood mill has a permitted effluent limit for dioxin of 0.9 parts per quadrillion ("PPQ"). The effluent dioxin found at the Riegelwood mill is below the limits of detection (10 PPQ) and therefore it is not known whether the dioxin exceeds the permitted level. The Company has voluntarily entered into a judicial Consent Order for the Riegelwood mill which gives the mill relief from its permitted effluent limit until December 1996 while additional mill facilities are being constructed to assure compliance. The Augusta mill is in compliance with its permitted effluent limit for dioxin of 180 PPQ. Steps are being taken by the Company to further reduce dioxin at both the Riegelwood and Augusta mills.

The Company's Sprague, CT mill discharges its waste waters under an NPDES permit from the Connecticut Department of Environmental Protection ("DEP") which expires in May 1995. The mill is evaluating alternatives for long-term compliance with its future waste water discharge requirements and expects to submit a plan to the Connecticut DEP in 1995 which could result in additional operating and/or capital costs. The Sprague mill entered into an administrative Consent Order with the Connecticut DEP to evaluate and control sporadic odors originating from the mill site. The Company has made improvements to its waste water treatment system which has reduced odor generation. The Consent Order is expected to expire in March 1995.

The Company will also incur further costs at certain of its other properties as the result of soil contamination from chemical or solvent spills including sites of former folding carton plants which are now inactive. In some cases, the remediation projects are subject to Consent Orders with the state environmental agencies.

A further discussion of environmental issues is included on pages 16 and 23 of the Annual Report, which information is incorporated herein by reference.

                                    EMPLOYEES

The Company employed approximately 6,890 and 6,850 employees as of February 25, 1995 and February 26, 1994, respectively. Approximately one-half of the employees are covered by collective bargaining agreements, the majority of which are at the Company's four mills: the agreement at the Inverurie mill expires in December 1995; the agreement at the Riegelwood, NC paperboard and pulp mill expires in September 1995; and the agreements at the Augusta, GA paperboard and pulp mill and the Sprague, CT recycled paperboard mill expire in August
1996 and July 1996, respectively.

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

     Sturgis, Michigan                Service Distribution Center - Sheeting of
                                      paperboard.

     Wharfedale, England              Service Distribution Center - Sheeting of
                                      paperboard.

     Wilmington, North Carolina       Distribution Center - Storage and shipment
                                      of paperboard.
Wood Products:

     Armour, North Carolina           Manufacture of dimensional lumber and chips.

     Augusta, Georgia                 Manufacture of dimensional lumber and chips.

     Johnston, South Carolina         Manufacture of dimensional lumber and chips.

     Newberry, South Carolina         Manufacture of dimensional lumber and chips.

     Washington, Georgia              Manufacture of dimensional lumber and chips.

LOCATION                                                USE
--------                                                ---
Converting Operations:

     Chicago, Illinois                Manufacture of foodservice disposables.

     Durham, North Carolina           Manufacture of folding cartons.

     Hendersonville, North Carolina   Manufacture of folding cartons.

     Kenton, Ohio                     Manufacture of foodservice disposables.

     LaFayette, Georgia (b)           Manufacture of plastic cups and plastic lids.

     Salisbury, Maryland  (c)         Manufacture of foodservice disposables.

     Shelbyville, Illinois            Manufacture of foodservice disposables.

     Thomaston, Georgia               Manufacture of folding cartons.

     Visalia, California              Manufacture of foodservice disposables.

     Wilmington, North Carolina       Manufacture of folding cartons.

(a)  Leased through 1997.
(b)  Leased through 1997 with the option to purchase the facility.
(c) Leased through 1997 with the option to purchase the facility. The Company will discontinue the use of this facility for manufacturing purposes in 1995.

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

None.

SPECIAL ITEM.  EXECUTIVE OFFICERS OF THE COMPANY.

The following table sets forth the name, age, principal occupation and business experience during the last five years for each of the executive officers of the Company.

JOHN R. KENNEDY(a), 64, Director, President and Chief Executive Officer. President and Chief Executive Officer from 1975 to date.

QUENTIN J. KENNEDY(a), 61, Director, Executive Vice President, Secretary and Treasurer. Executive Vice President, Secretary and Treasurer from July 1994 to date; Executive Vice President and Secretary from 1983 to July 1994.

ROBERT D. BALDWIN, 57, Director and Senior Vice President, Marketing, Forest Products Division. Senior Vice President, Marketing, Forest Products Division from 1985 to date.

W. MARK MASSEY, JR., 56, Director and Senior Vice President, Manufacturing, Forest Products Division. Senior Vice President, Manufacturing, Forest Products Division from 1990 to date.

MICHAEL J. BALDUINO, 44, Senior Vice President, Converted Products Division from May 1994 to date; Vice President and General Manager Imperial Bondware Corp. from February 1992 to May 1994; Vice President of Marketing, Commercial Products, James River Corp. from September 1990 to February 1992; Director of Consumer Marketing and Support, James River Corp. from June 1989 to September 1990.

JOHN E. ABODEELY, 51, Vice President and General Manager Packaging Operations from November 1991 to date; Vice President, Manufacturing, Packaging & Printing Operations from 1986 to November 1991.

CARL L. BUMGARDNER, III, 37, Vice President, Printing Paper Sales from July 1993 to date; General Manager, Bleached Paperboard Printing Sales from November 1991 to July 1993; Marketing and Sales Manager, Bleached Paperboard Packaging from July 1991 to November 1991; National Marketing Manager from 1989 to July 1991.

MICHAEL G. CULBRETH, 46, Vice President, Employee Relations from April 1991 to date; Director, Employee Relations, Forest Products Division from August 1989 to April 1991.

ROBERT F. DANSBY, 55, Vice President, Augusta Operations from May 1990 to date; Manager, Manufacturing Services, Augusta Mill from 1987 to May 1990.

THOMAS F. GRADY, JR., 52, Vice President, Sales, Imperial Bondware Corp. from November 1991 to date; Vice President, Paperboard Sales from May 1989 to November 1991.

LOUIS O. GRISSOM, 48, Vice President, Riegelwood Operations from 1991 to date; Assistant Resident Manager, Riegelwood Mill from May 1990 to 1991; Production Manager, Augusta Mill from 1987 to May 1990.

RICHARD W. HUGHES, 55, Vice President, Woodlands from 1987 to date.

STEWART MONROE, JR., 61, Vice President, Pulp Sales from 1986 to date.

ROGER L. SANDERS, II, 50, Controller from 1989 to date.

F. JOHN SECURCHER, 50, Vice President, Manufacturing, Imperial Bondware Corp. from December 1992 to date; Vice President and General Manager, Sherry Cup from January 1991 to December 1992; Vice President, Systems and Technology, Imperial Bondware Corp. from October 1990 to January 1991; Vice President, Manufacturing, Continental Bondware, Inc. (acquired by the Registrant in 1990) from September 1986 to October 1990.

L. KIRK SEMKE, 58, Vice President, Manufacturing Technology from 1991 to date; Vice President, Riegelwood Operations from 1987 to 1991.

WILLIAM R. SNELLINGS, JR., 46, Vice President, Paperboard Sales from April 1991 to date; General Sales Manager, Bleached Board Packaging from August 1989 to April 1991.

THOMAS J. TAIT, O.B.E., 47, Vice President, Managing Director, Thomas Tait & Sons, Ltd. from March 1989 to date.

J. RONALD TILLMAN, 50, Vice President, Wood Products from 1991 to date; General Manager, Wood Products from 1990 to 1991.

IVAN D. WILSON, 58, Vice President, Service Distribution Centers, from April 1992 to date; Controller, Riegelwood Operations from 1973 to April 1992.

Messrs. J. R. Kennedy, Q. J. Kennedy, R. D. Baldwin, and W. M. Massey, Jr. have Employment Agreements with the Company by the terms of which Mr. J. R. Kennedy will act as President, Mr. Q. J. Kennedy will act as Executive Vice President, and Messrs. R. D. Baldwin and W. M. Massey, Jr. will act as Senior Vice Presidents for the Company or in such other capacities as the Board of Directors shall determine. The Agreements with Messrs. J. R. Kennedy and Q. J. Kennedy extend through 1995 and 1998, respectively. The Agreement with Mr. W.M. Massey, Jr. extends through 1996, the Agreement with Mr. R.D. Baldwin extends through 1997. All other Executive Officers are elected to their respective offices annually by the Board of Directors.

(a) Messrs. J. R. Kennedy and Q. J. Kennedy are brothers.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The information required by Item 5 is included on page 39 of the Annual Report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

The information required by Item 6 is included on page 40 of the Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by Item 7 is included on pages 20 through 23 of the Annual Report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by Item 8 is included on pages 24 through 39 of the Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors of the Company and their business experience are set forth on page 4 of the Company's Notice of Annual Meeting of Stockholders, dated March 15, 1995 (the "Proxy Statement") and are incorporated herein by reference. The discussion of executive officers of the Company is included in Part I under "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION.

A description of the compensation of the Company's executive officers is set forth on pages 6 through 16 of the Proxy Statement, and with the exception of the section headed "Compensation Committee Report on Executive Compensation" on pages 13 and 14, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

A description of the security ownership of certain beneficial owners and management is set forth on pages 2 and 3 of the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain relationships and related transactions with management are described on pages 5 and 15 of the Proxy Statement and in Items 11 and 12, and are incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

EXHIBITS:

A list of the exhibits required to be filed as part of this Report on Form 10-K is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

FINANCIAL STATEMENT SCHEDULES:

The consolidated balance sheets as of December 31, 1994 and January 1, 1994, and related consolidated statements of income, cash flows and shareholders' equity for each of the three fiscal years in the period ended December 31, 1994 and the related notes to financial statements, together with the Independent Auditors' Report thereon of Deloitte & Touche LLP, dated February 3, 1995, appearing on pages 24 through 38 of the Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1 and 5 through 8, the Annual Report is not to be deemed filed as part of this report. The additional financial data should be read in conjunction with the financial statements in the Annual Report. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORTS ON FORM 8-K:

The Company filed one report on Form 8-K dated December 19, 1994. The Company reported that it had reached an agreement with Bankers Trust Company with respect to various financial instruments. Under the terms of the agreement, two foreign currency forward contracts and collars were cancelled resulting in a $12.0 million pre-tax gain. The Company remains a party to two other financial arrangements with Bankers Trust, with both arrangements terminating in July, 1998. The Company agreed that, except for fulfilling the terms of the two open financial arrangements, Bankers Trust will have no further responsibilities to the Company in regard to any such arrangements. No financial statements were filed as part of this Form 8-K.


                            ADDITIONAL FINANCIAL DATA

                        FISCAL YEARS 1994, 1993 AND 1992

                                                                      Page
                                                                      ----
Independent Auditors' Report                                           12

Financial Statement Schedule:

II       Valuation and Qualifying Accounts                             13

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Federal Paper Board Company, Inc.

We have audited the consolidated financial statements of Federal Paper Board Company, Inc. and its subsidiary companies as of December 31, 1994 and January 1, 1994 and for each of the three fiscal years in the period ended December 31, 1994, and have issued our report thereon dated February 3, 1995, which report includes an explanatory paragraph as to changes in the method of accounting for income taxes and in the method of accounting for postretirement benefits other than pensions; such financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Federal Paper Board Company, Inc. and its subsidiary companies, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







/s/DELOITTE & TOUCHE LLP
------------------------
Deloitte & Touche LLP
Parsippany, New Jersey
February 3, 1995

SCHEDULE II

                        FEDERAL PAPER BOARD COMPANY, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------
                                                           Additions
                                      Balance at     Charged to   Charged to                     Balance at
                                      Beginning      Costs and       Other                         End of
Classification                        of Period       Expenses    Accounts(1)    Deductions(2)     Period
-----------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Fiscal Year Ended
   December 31, 1994                   $1,284           557           137            460           $1,518


Fiscal Year Ended
   January 1, 1994                     $1,672            89           147            624           $1,284


Fiscal Year Ended
   January 2, 1993                     $2,272           861          (682)           779           $1,672


(1) Includes recoveries on accounts previously written-off, purchase accounting adjustments, reclassifications and foreign currency translation adjustments.

(2)  Represents accounts written-off.

For the purposes of complying with amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 33-64258 and 33-64256 (filed June 11, 1993), 2-56623 (filed June 23, 1983), 33-34440 (filed April 19,
1990) and 33-48654 (filed June 22, 1992).

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FEDERAL PAPER BOARD COMPANY, INC.

March 27, 1995             By /s/  QUENTIN J. KENNEDY
                              -----------------------
                                Quentin J. Kennedy

           Director, Executive Vice President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or in their behalf by their duly appointed attorney-in-fact, on behalf of the Registrant in the capacities and on the date indicated.

SIGNATURE                                   TITLE                                       DATE
---------                                   -----                                       ----
/s/ JOHN R. KENNEDY                         Director, President and                     March 27, 1995
--------------------------------            Chief Executive Officer
(John R. Kennedy)                           (Principal Executive Officer)


/s/ ROGER L. SANDERS, II                    Controller                                  March 27, 1995
--------------------------------            (Principal Accounting Officer)
(Roger L. Sanders, II)


/s/ ROBERT D. BALDWIN *                     Director                                    March 27, 1995
--------------------------------
(Robert D. Baldwin)

SIGNATURE                                   TITLE                                       DATE
---------                                   -----                                       ----

/s/ THOMAS L. CASSIDY *                     Director                                    March 27, 1995
--------------------------------
(Thomas L. Cassidy)


/s/ W. RAN CLERIHUE *                       Director                                    March 27, 1995
--------------------------------
(W. Ran Clerihue)


/s/ JAMES T. FLYNN *                        Director                                    March 27, 1995
--------------------------------
(James T. Flynn)


/s/ EDMUND J. KELLY *                       Director                                    March 27, 1995
--------------------------------
(Edmund J. Kelly)


/s/ JOHN L. KELSEY *                        Director                                    March 27 ,1995
--------------------------------
(John L. Kelsey)


/s/ W. MARK MASSEY, JR. *                   Director                                    March 27, 1995
--------------------------------
(W. Mark Massey, Jr.)



*BY /s/ QUENTIN J. KENNEDY
   -------------------------------------
  (Quentin J. Kennedy, Attorney-in-fact)                                                March 27, 1995



                        Federal Paper Board Company, Inc.
                                  Exhibit Index

EXHIBIT NO.
-----------
3                 Amended articles of incorporation as of January 18, 1994,
                  filed as Exhibits 3.1 and 3.2 to Form 8-B Registration of
                  Securities of Certain Successor Issuers dated August 19,
                  1994, and is incorporated herein by reference.

3.1 Current bylaws of the Registrant, filed as Exhibit 3.3 to Form 8-B Registration of Securities of Certain Successor
                  Issuers dated August 19, 1994, and is incorporated herein by reference.

4 Agreement dated March 27, 1995 of the Company to furnish to the Commission upon request copies of certain instruments with respect to long-term debt.

10                Amendment No. 3 to the employment contract of Mr. J.R.
                  Kennedy. Amendments No. 1 and No. 2 to the employment contract of Mr. J.R. Kennedy were filed as Exhibit 10 to the Company's
                  Annual Report on Form 10-K for the 1991 fiscal year ended
                  December 28, 1991 and is incorporated herein by reference. The original contract was filed as Exhibit 10 to the Company's
                  Annual Report on Form 10-K for the 1987 fiscal year ended
                  January 2, 1988, and is incorporated herein by reference.

10.1              Amendments No. 1 and No. 2 to the employment contract of Mr.
                  Q.J. Kennedy filed as Exhibit 10.1 to the Company's Annual
                  Report on Form 10-K for the 1991 fiscal year ended December
                  28, 1991 and is incorporated herein by reference. The original contract was filed as Exhibit 10 to the Company's Annual
                  Report on Form 10-K for the 1987 fiscal year ended January 2, 1988, and is incorporated herein by reference.

10.2              The employment contract of Mr. R.D. Baldwin filed as Exhibit
                  10.2 to the Company's Annual Report on Form 10-K for the 1991 fiscal year ended December 28, 1991, and is incorporated herein by reference.

10.3              The employment contract of Mr. W.M. Massey, Jr. filed as
                  Exhibit 10.2 to the Company's Annual Report on Form 10-K for the 1990 fiscal year ended December 29, 1990, and is incorporated herein by reference.

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

10.6              Federal Paper Board Company, Inc. 1992 Key Employees Long-Term
                  Compensation Plan, filed as Exhibit 10 to the Company's
                  Quarterly Report on Form 10-Q for the fiscal quarter ended
                  March 26, 1994, and is incorporated herein by reference.

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

11                Statement of Computation of Earnings Per Common Share.

12                Computation of Ratio of Earnings to Fixed Charges.

13                1994 Annual Report to Shareholders of the Company.

21                List of Subsidiaries.

22 Notice of Annual Meeting of Stockholders and Proxy Statement, dated March 15, 1995 filed with the Commission on March 17,
                  1995 and is incorporated herein by reference.

23                Independent Auditors' Consent.

24                Powers of Attorney.

27                Financial Data Schedule for the fiscal year ended December 31,
                  1994.

99 Annual Report on Form 11-K Savings and Stock Ownership Plan for Salaried Employees (to be filed by amendment).

99.1 Annual Report on Form 11-K Savings and Stock Ownership Plan for Hourly Employees (to be filed by amendment).