Form 10-Q
period 1995-03-25
FEDERAL PAPER BOARD CO INC
filed 1995-05-05
CIK 34891

				  UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			      WASHINGTON, DC 20549


				   FORM  10-Q

	    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		      OF THE SECURITIES EXCHANGE ACT OF 1934
		    For the Twelve Weeks Ended March 25, 1995


					OR


	    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
		      OF THE SECURITIES EXCHANGE ACT OF 1934

			  Commission File Number 1-3838

			 FEDERAL PAPER BOARD COMPANY, INC.
	      (Exact name of Registrant as specified in its charter)

	     NORTH CAROLINA                          22-0904830
     (State or otherjurisdiction                  (I.R.S. Employer
   of incorporation or organization)             Identification No.)


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

				YES     X       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


		CLASS                    OUTSTANDING AT APRIL 22, 1995
   Common stock, par value $5 share                 42,741,079

			FEDERAL PAPER BOARD COMPANY, INC.

				     INDEX


								    PAGE

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

	    Condensed Consolidated Balance Sheet                      3

	    Condensed Consolidated Statement of Income                4

	    Condensed Consolidated Statement of Cash Flows            5

	    Notes to Condensed Consolidated Financial Statements      6

Item 2.     Management's Discussion and Analysis of Financial
	    Condition and Results of Operations                       7-10




PART  II     OTHER INFORMATION *

Item 4.      Submissions of Matters to a Vote of Security Holders     11

Item 6.      Exhibits and Reports on Form 8-K                         12

	     Signatures                                               12





* Item numbers which are inapplicable or to which the answer is negative have been omitted.

			FEDERAL PAPER BOARD COMPANY, INC.
		      CONDENSED CONSOLIDATED BALANCE SHEET
				   (Unaudited)


					     March 25,           December 31,
In thousands                                    1995                 1994
ASSETS
   Cash                                    $      296            $      293
   Receivables - net                           97,594                73,856
   Inventories:
     Raw materials                             94,013                74,489
     Work in process                           18,417                18,365
     Finished goods                            99,812                90,316
     Supplies                                  54,071                52,533
   Subtotal                                   266,313               235,703
   Lifo Reserve                                (9,897)               (5,156)
   Total inventories                          256,416               230,547
   Other current assets                        47,498                52,545
   Total Current Assets                       401,804               357,241

   Property, plant and equipment            2,814,317             2,794,716
   Accumulated depreciation                  (914,465)             (897,077)
   Property, plant and equipment - net      1,899,852             1,897,639

   Timber and timberlands                     188,047               188,896
   Other assets                               162,764               165,873
   Total Assets                            $2,652,467            $2,609,649

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current portion of long-term debt       $   73,593            $   74,544
   Short-term bank debt                        23,400                24,242
   Accrued interest                            32,835                19,443
   Other current liabilities                  225,275               219,526
   Total Current Liabilities                  355,103               337,755

   Long-term debt                             893,235               921,227
   Other liabilities                           79,660                78,832
   Deferred tax liability                     368,959               353,643

   Capital stock                              215,816               215,304
   Other capital                              253,990               250,183
   Retained earnings                          486,503               453,977
   Treasury stock, at cost                       (799)               (1,272)
   Total Shareholders' Equity                 955,510               918,192

   Total Liabilities and Shareholders'
   Equity                                  $2,652,467            $2,609,649

   See accompanying notes to condensed consolidated financial statements.

			FEDERAL PAPER BOARD COMPANY, INC.
		   CONDENSED CONSOLIDATED STATEMENT OF INCOME
				   (Unaudited)


						 For The Twelve Weeks Ended
						March 25,           March 26,
In thousands except per share amounts             1995                1994
Net sales                                        $435,792            $319,454

Costs and expenses:
     Cost of products sold                        288,177             246,523
     Depreciation, amortization and cost
     of timber harvested                           36,128              32,885
     Selling and administrative expenses           20,636              14,999
     Interest expense                              21,616              19,842
     Other - net                                   (5,935)             10,644
Total costs and expenses                          360,622             324,893

Income (loss) before taxes                         75,170              (5,439)
Provision for income taxes                         28,270              (2,139)
Net income (loss)                                  46,900              (3,300)
Preferred dividend requirements                     1,446               1,525
Net income (loss) applicable to common shares    $ 45,454            $ (4,825)

Average Common Shares Outstanding:

    Assuming no dilution                           42,596              42,174
    Assuming full dilution                         47,355              42,174

Earnings (Loss) Per Common Share:

    Assuming no dilution                            $1.07              $(.11)
    Assuming full dilution                          $ .99              $(.11)

Dividends Per Common Share                          $ .30              $ .25


See accompanying notes to condensed consolidated financial statements.

			FEDERAL PAPER BOARD COMPANY, INC.
		CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
				(Unaudited)

						  For the Twelve Weeks Ended
						 March 25,          March 26,
In thousands                                       1995               1994
CASH FLOWS FROM OPERATIONS:
Net income (loss)                                 $ 46,900         $ (3,300)
Adjustments to reconcile net income (loss)
to net cash provided by operations:
   Depreciation, amortization and cost
     of timber harvested                            36,128           32,885
   Deferred income tax provision                    16,140           (3,205)
   Other - net                                      (6,286)          22,600
Net changes in current assets and liabilities      (22,117)          (6,196)
NET CASH PROVIDED BY OPERATIONS                     70,765           42,784

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                               (26,876)         (28,162)
Other - net                                         (2,027)         (12,746)
NET CASH USED FOR INVESTING ACTIVITIES             (28,903)         (40,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid                                (14,339)         (12,189)
Increase in long-term debt                             565           10,267
Payments on long-term debt                         (29,546)          (2,313)
Other - net                                          1,461            2,355
NET CASH USED FOR FINANCING ACTIVITIES             (41,859)          (1,880)

INCREASE (DECREASE) IN CASH                              3               (4)
   Cash:   Beginning of year                           293              271
	   End of period                          $    296         $    267



See accompanying notes to condensed consolidated financial statements.

			FEDERAL PAPER BOARD COMPANY, INC.
	     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				  (Unaudited)



1. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, necessary to present fairly the results for the interim periods presented.

2. Net income (loss) used in the computation of earnings (loss) per common share assuming no dilution is reduced by preferred dividend requirements. Earnings per common share assuming full dilution for the first quarter of 1995 is based on the weighted number of common shares outstanding during the quarter, including the dilutive effects of stock options outstanding and the conversion of the Company's preferred stocks. Earnings (loss) per common share assuming full dilution for the first quarter of 1994 is based on the weighted number of common shares outstanding during the quarter and does not assume the conversion of the Company's preferred stocks or the conversion of stock options outstanding as their effects are antidilutive.

3. The Company is a party to a variety of interest rate swap agreements in order to manage the impact of fluctuating interest rates. At March 25, 1995 and March 26, 1994, the Company had both hedged and nonhedged interest rate swap agreements outstanding.

	The nonhedged interest rate swap agreements outstanding had notional principal amounts of $175 million and $390 million at March 25, 1995 and March 26, 1994, respectively. During the first quarter of 1995, the Company amended the $175 million interest rate swap agreements to eliminate the leveraged coupon rate which was based on various interest rate spreads. The Company's market risk under these agreements is primarily subject to the differential between the London Inter Bank Offered Rate (LIBOR) and LIBOR in arrears during a six month period. The Company does not believe a reasonably likely change in LIBOR, during a six month period, would have a material impact on its financial position or results of operations. The estimated fair value of all nonhedged interest rate swap agreements was a loss of $8.8 million and $14.5 million at March 25, 1995 and March 26, 1994, respectively.

	The hedged interest rate swap agreements outstanding had notional principal amounts of $160 million and $175 million at March 25, 1995 and March 26, 1994, respectively. During the first quarter of 1995, the Company amended these agreements to limit its exposure to fluctuations in LIBOR.

4. Other-net in the accompanying Condensed Consolidated Statement of Income includes a net pre-tax gain of $5.5 million for the first quarter of 1995 associated with the sale of assets partially offset by a charge related to a restructuring program. Other-net for the first quarter of 1994 includes a pre-tax charge of $10.6 million associated with certain financial instrument transactions.

			FEDERAL PAPER BOARD COMPANY, INC.
		      MANAGEMENT'S DISCUSSION AND ANALYSIS
		OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
				  (Unaudited)

					      For the Twelve Weeks Ended
					      March 25,         March 26,
In thousands                                    1995              1994
NET SALES:
Paper, Paperboard and Pulp                    $332,894           $220,424
Wood Products                                   59,117             58,835
Converting Operations                           69,517             67,491
Intersegment Eliminations                      (25,736)           (27,296)
Total                                         $435,792           $319,454

INCOME (LOSS) BEFORE TAXES:
Paper, Paperboard and Pulp                    $ 97,164           $ 10,606
Wood Products                                    9,050             20,105
Converting Operations                           (7,366)             1,236
Intersegment Eliminations                       (3,549)                13
General Corporate Items - Net                    1,487            (17,557)
Interest Expense                               (21,616)           (19,842)
Total                                         $ 75,170           $ (5,439)

RESULTS OF OPERATIONS :

Paper, Paperboard and Pulp

Net sales of paper, paperboard and pulp increased 51% compared to the first quarter of the prior year. Market pulp sales were significantly higher compared to the prior year due to the improvement in the selling price of pulp caused by improving market conditions. Uncoated free-sheet paper sales increased 91% compared to the prior year as increased volume was coupled with significantly higher average selling prices. Bleached paperboard sales increased 33% compared to the prior year primarily due to higher average selling prices and increased demand while recycled paperboard sales increased 17% compared to the prior year as a result of increased average selling prices.

Operating profits for this segment improved substantially compared to the first quarter of the prior year. The increase in operating profits for this segment is primarily attributable to improved selling prices for all products compared to the first quarter of the prior year. Market pulp has experienced a significant turnaround compared to the prior year, benefiting from the implementation of numerous selling price increases since the fourth quarter of 1994 due to improving demand. Uncoated free-sheet paper selling prices have also improved dramatically compared to the prior year due to the improving economic conditions in the United Kingdom and Europe.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

The pulp market sustained substantial improvement in the first quarter of this year, with this product line returning to profitability compared to the first
quarter  of the  prior year.   Average selling  prices have more than doubled
compared to the first quarter of last year, the result of numerous price increases implemented during the past year. Production costs have increased slightly in the current year due to increased wood costs partially offset by decreases in other production costs.



The bleached paperboard market showed continued progress in the first quarter of this year, with operating profits significantly improved compared to the prior year. Average selling prices for this product increased 24% compared to the first quarter of last year. Demand for this product has been strong, with shipments increasing 7% compared to the first quarter of the prior year. Production costs have increased in the current year due to increased wood costs.

Operating profits for the Company's uncoated free-sheet paper operation improved substantially from the comparable period of the prior year. Market conditions improved during the first quarter of 1995, allowing price increases to be implemented with further increases in selling prices expected throughout the year. Demand has remained strong with increased shipments of this product compared to the prior year. Production costs have increased in the current year as a result of an increase in pulp costs slightly offset by reductions in other operating costs reflecting improved operating efficiencies.

Operating profits for recycled paperboard decreased 45% compared to the same quarter of the prior year. The profitability of recycled paperboard has been adversely affected by sharply higher wastepaper costs in the current year, particularly for old corrugated containers, the primary raw material of recycled paperboard. Production of this product increased 4% and average selling prices increased 20% compared to the first quarter of the prior year, while shipments of this product decreased 2% compared to the prior year.

Wood Products

Net sales for this segment improved slightly compared to the same period of the prior year due to an increase in net sales for the land management group partially offset by lower lumber sales. The decline in net sales of lumber reflects a decrease in average selling prices partially offset by an increase in shipments. Operating profits for this segment decreased 55% in the first quarter of 1995 compared to the same quarter of the prior year. Market conditions for lumber have shown deterioration with average selling prices decreasing approximately 13% compared to the first quarter of last year. Wood costs have increased compared to the prior year primarily due to the shortage of wood caused by unusually bad weather in the Southeast and the restriction on cutting of timber in the Pacific Northwest.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Converting Operations

The Company's Converting Operations recorded a slight increase in sales compared to the prior year. Net sales for the packaging operations increased 18% in the first quarter of 1995, while net sales for the Company's cup operations declined 3% compared to the prior year.

Operating profits for this segment were significantly lower compared to the first quarter of the prior year. Operating profits were adversely affected in the current year by an increase in raw material costs. As a result of the increase in the cost of paperboard used in the manufacturing process, an adjustment was recorded to properly reflect the value of inventory under the Last-In, First-Out inventory method . The LIFO charge for the first quarter of 1995 was $3.5 million compared to $0.1 million for the first quarter of the prior year. Also during the first quarter of 1995, a charge of $4.0 million was recorded associated with the restructuring of these operations.

Interest Expense

Interest expense for the first quarter of 1995 increased 9% compared to the prior year. The higher level of interest expense in the current year compared to the prior year is attributable to higher borrowing rates for the Company's short-term bank debt and borrowings under the revolving credit agreement and a decrease in the amount of interest capitalized. During the first quarter of 1995, capitalized interest decreased due to reduced capital spending on projects qualifying for interest capitalization.

Other Items

The Company is a party to nonhedged interest rate swap agreements. During the first quarter of 1994, the Company was also a party to nonhedged foreign currency option contracts. At March 25, 1995, the Company was not a party to any nonhedged foreign currency option contracts. In the first quarter of 1995 and 1994, pre-tax charges were recorded associated with nonhedged financial instrument transactions of $.4 million and $10.6 million, respectively. Also during the first quarter of 1995, the Company recorded a pre-tax gain of $9.5 million associated with the sale of assets. The effects of these transactions are included in Other-net in the accompanying Condensed Consolidated Statement of Income.

CAPITAL RESOURCES AND LIQUIDITY :

Cash provided by operations increased 65% compared to the same period of the prior year. The increase was primarily attributable to the improved level of earnings slightly offset by changes in accounts receivable and inventories in the current year. The increase in receivable levels during the first quarter of 1995 is due to the significant increase in sales compared to the prior year. Increased production and raw material purchases have caused inventory levels to rise approximately 11% compared to the fourth quarter of 1994. Due to improving market conditions, the Company has been increasing production to meet improving demand.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Cash used for investing activities decreased approximately 29% compared to the prior year. The decrease is primarily attributable to a decrease in net payments made for nonhedged financial instrument transactions compared to the prior year. Capital expenditures were $26.9 million in the first quarter of 1995 compared to $28.2 million in the first quarter of 1994. In the first quarter of 1995, capital expenditures were predominantly related to Phase I of the modernization program at the Riegelwood mill and a program to rebuild the No. 2 paperboard machine at the Augusta mill. Capital expenditures for the full year are expected to increase compared to last year due to the projected spending for the two major programs listed above. In the first quarter of 1994, capital expenditures were predominantly related to a program to expand and modernize the No. 18 paperboard machine at the Riegelwood mill.

The Company has entered into a variety of interest rate swap agreements to manage the impact of fluctuating interest rates. During the first quarters of both years presented, hedged and nonhedged interest rate swap agreements were outstanding. The nonhedged agreements outstanding at March 25, 1995 and March 26, 1994 had notional principal amounts of $175 million and $390 million, respectively. During the first quarter of 1995, the Company amended the nonhedged agreements to limit the exposure to fluctuations in the London Inter Bank Offered Rate (LIBOR). As consideration for these amendments, the Company paid $2.1 million and has recognized this transaction in Other-net in the accompanying Condensed Consolidated Statement of Income. The cash payment is included in investing activities in the accompanying Condensed Consolidated Statement of Cash Flows.

The hedged agreements outstanding at March 25, 1995 and March 26, 1994 had notional principal amounts of $160 million and $175 million, respectively. The Company also amended these agreements during the first quarter of the current year to eliminate the leveraged coupon rate which was based on various interest rate spreads. These agreements are currently based on the differential between LIBOR and LIBOR in arrears over a six month time period. As consideration for these amendments, the Company recorded a receivable of $8.2 million, which was received in the second quarter of this year. These proceeds were deferred and will be amortized over the life of the agreement. At March 25, 1995 and March 26, 1994, the Company had deferred net losses of $.3 million and $1.7 million, respectively and deferred net gains of $15.5 million and $11.9 million, respectively.

The Company is a party to a revolving credit agreement with a total commitment of $250 million. At April 22, 1995, $51 million was outstanding under this agreement. In addition, the Company has $75 million remaining under a previously filed shelf registration statement which can be used for future debt financings. The Company believes it has adequate resources to finance its operations and future capital spending programs.

Future Outlook:

The outlook for the remainder of the year is for the continuation of favorable market conditions. Demand for paper, paperboard and pulp is expected to improve in the second quarter and throughout the year. Various capital spending programs have produced operating efficiencies for most of our product lines, from which the Company should benefit for the remainder of the year.

		PART II. OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders



		The Annual Meeting of Shareholders of the Company was held on April 18, 1995. The following seven proposals were submitted to the shareholders for a vote:

		(a) The election of directors. There were 29,650,355 votes for the proposal, which was more than the majority of the shares represented at the meeting, entitled to vote and needed to elect directors and ratify the proposal under North Carolina law.

		(b) The approval of the amendment to the 1992 Key Employees Stock Option Plan. There were 27,430,094 votes for the proposal, 1,993,714 votes against and 160,164 votes withheld. This was more than the majority of the shares represented at the meeting, entitled to vote and needed to approve and adopt the proposal under North Carolina law.

		(c) The approval of the amendment to the 1992 Stock Option Plan for Non-Employee Directors. There were 26,011,285 votes for the proposal, 3,450,714 votes against and 159,990 votes withheld. This was more than the majority of the shares represented at the meeting, entitled to vote and needed to approve and adopt the proposal under North Carolina law.

		(d) The appointment of Deloitte & Touche LLP as independent auditors. There were 29,445,592 votes for the proposal, 124,914 votes against and 71,721 votes withheld. This was more than the majority of the shares represented at the meeting, entitled to vote and needed to approve and adopt the proposal under North Carolina law.

		(e) A shareholder proposal to seek qualified women and minority candidates for nomination to the Board of Directors. There were 3,671,505 votes for the proposal, 22,199,559 votes against and 581,414 votes withheld. This was more than the majority of the shares represented at the meeting, entitled to vote and needed to defeat the proposal under North Carolina law.

		(f) A shareholder proposal relating to the creation of an independent compensation committee for the Company. There were 5,196,887 votes for the proposal, 20,748,595 votes against and 506,999 votes withheld. This was more than the majority of the shares represented at the meeting, entitled to vote and needed to defeat the proposal under North Carolina law.

		(g) A shareholder proposal regarding declassification of the Company's Board of Directors. There were 11,474,146 votes for the proposal, 14,750,422 votes against and 225,690 votes withheld. This was more than the majority of the shares represented at the meeting, entitled to vote and needed to defeat the proposal under North Carolina law.


Item 6.                 Exhibits and Reports on Form 8-K

		(a)     Exhibits.



			A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.



		(b) There were no reports on Form 8-K filed for the twelve weeks ended March 25, 1995.


				   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



					FEDERAL PAPER BOARD COMPANY, INC.
						   (Registrant)



Date:   May 4, 1995
					/s/QUENTIN J. KENNEDY
					   Quentin J. Kennedy, Executive Vice
					   President, Secretary and Treasurer


Date:   May 4, 1995
					/s/ROGER L. SANDERS, II
					   Roger L. Sanders, II, Vice President
					   and Controller
					   (Principal Accounting Officer)

			FEDERAL PAPER BOARD COMPANY, INC.
				  EXHIBIT INDEX




Exhibit No.       Description                                        Page No.

      11          Computation of Earnings (Loss) per Common Share      14

      27          Financial Data Schedule                              15