Form 10-Q/A
period 1995-03-26
FEDERAL PAPER BOARD CO INC
filed 1995-05-09
CIK 34891

                           				   UNITED STATES
                   			 SECURITIES AND EXCHANGE COMMISSION
                    			       WASHINGTON, DC 20549

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

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Report on Form 10-Q for the twelve weeks ended March 25, 1995 as set forth in the pages attached hereto:


              		    Part II         Other Information
              		    Exhibit 27      Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signedon its undersigned, thereunto duly authorized.

                				 FEDERAL PAPER BOARD COMPANY, INC.
                				 BY: /s/ QUENTIN J. KENNEDY
                       					 Quentin J. Kennedy
                       					 Director, Executive Vice President,
                       					 Secretary and Treasurer

Date: May 9, 1995

                  			       FEDERAL PAPER BOARD COMPANY, INC
                              					 EXHIBIT INDEX



Exhibit No.        Description                                       Page No.

11                 Computation of Earnings (Loss) per Common Share      14

27                 Financial Data Schedule                              15