Form 10-Q
period 1995-06-17
FEDERAL PAPER BOARD CO INC
filed 1995-07-26
CIK 34891

				UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, DC 20549


				FORM  10-Q


	 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		 OF THE SECURITIES EXCHANGE ACT OF 1934
	      For the Twenty-Four Weeks Ended June 17, 1995


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

				YES     X       NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



	       CLASS                            OUTSTANDING AT JULY 15, 1995
  Common stock, par value $5 share                   45,805,446

			FEDERAL PAPER BOARD COMPANY, INC.

				     INDEX


									PAGE
PART I          FINANCIAL INFORMATION


Item 1.         Financial Statements:

		Condensed Consolidated Balance Sheet                      3

		Condensed Consolidated Statement of Income                4

		Condensed Consolidated Statement of Cash Flows            5

		Notes to Condensed Consolidated Financial Statements      6-7

Item 2.         Management's Discussion and Analysis of Financial
		Condition and Results of Operations                       8-12



PART  II        OTHER INFORMATION *

Item 6.         Exhibits and Reports on Form 8-K                          13

		Signatures                                                13




* Item numbers which are inapplicable or to which the answer is negative have been omitted.

			FEDERAL PAPER BOARD COMPANY, INC.
		      CONDENSED CONSOLIDATED BALANCE SHEET
				   (Unaudited)


					      June 17,          December 31,
In thousands                                    1995                1994
ASSETS
   Cash                                    $      290            $      293
   Receivables - net                          109,409                73,856
   Inventories:
     Raw materials                            105,185                74,489
     Work in process                           22,621                18,365
     Finished goods                           107,575                90,316
     Supplies                                  53,744                52,533
   Subtotal                                   289,125               235,703
   Lifo reserve                               (12,163)              ( 5,156)
   Total inventories                          276,962               230,547
   Other current assets                        49,281                52,545
   Total Current Assets                       435,942               357,241

   Property, plant and equipment            2,838,090             2,794,716
   Accumulated depreciation                  (943,030)             (897,077)
   Property, plant and equipment - net      1,895,060             1,897,639

   Timber and timberlands                     188,179               188,896
   Other assets                               159,736               165,873
   Total Assets                            $2,678,917            $2,609,649

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current portion of long-term debt       $   73,539            $   74,544
   Short-term bank debt                        22,200                24,242
   Accrued interest                            19,079                19,443
   Other current liabilities                  223,619               219,526
   Total Current Liabilities                  338,437               337,755

   Long-term debt                             857,154               921,227
   Other liabilities                           80,550                78,832
   Deferred tax liability                     384,236               353,643

   Capital stock                              221,517               215,304
   Other capital                              255,474               250,183
   Retained earnings                          542,945               453,977
   Treasury stock, at cost                     (1,396)               (1,272)
   Total Shareholders' Equity               1,018,540               918,192

   Total Liabilities and Shareholders'
   Equity                                  $2,678,917            $2,609,649

   See accompanying notes to condensed consolidated financial statements.

			FEDERAL PAPER BOARD COMPANY, INC.
		   CONDENSED CONSOLIDATED STATEMENT OF INCOME
				   (Unaudited)


				      For the                  For the
				Twelve Weeks Ended     Twenty-Four Weeks Ended
In thousands, except           June 17,     June 18,     June 17,     June 18,
per share amounts                1995         1994         1995         1994
Net sales                       $463,379     $347,976     $899,171    $667,430

Costs and expenses:
   Cost of products sold         295,694      260,391      583,871     506,914
   Depreciation, amortization
   and cost of timber harvested   35,148       32,932       71,276      65,817
   Selling and administrative
   expenses                       21,327       16,351       41,963      31,350
   Interest expense               20,976       18,996       42,592      38,838
   Other - net                      (560)       4,592       (6,495)     15,236
Total costs and expenses         372,585      333,262      733,207     658,155

Income before taxes               90,794       14,714      165,964       9,275
Provision for income taxes        32,794        2,714       61,064         575
Net income                        58,000       12,000      104,900       8,700
Preferred dividend requirements    1,331        1,524        2,777       3,049
Net income applicable to common
shares                          $ 56,669     $ 10,476     $102,123    $  5,651


Average Common Shares Outstanding:

    Assuming no dilution          42,838       42,210       42,712      42,192
    Assuming full dilution        47,941       42,771       47,826      42,810


Earnings Per Common Share:

    Assuming no dilution           $1.32         $.25        $2.39       $.13
    Assuming full dilution         $1.21         $.25        $2.19       $.13

Dividends Per Common Share          $.40         $.25         $.70       $.50


See accompanying notes to condensed consolidated financial statements.

			FEDERAL PAPER BOARD COMPANY, INC.
		CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
				(Unaudited)

					For the Twenty-Four Weeks Ended
					    June 17,         June 18,
In thousands                                  1995             1994
CASH FLOWS FROM OPERATIONS:
Net income                                    $ 104,900     $   8,700
Adjustments to reconcile net income
to net cash provided by operations:
   Depreciation, amortization and
   cost of timber harvested                      71,276        65,817
   Deferred income tax provision                 27,778        (2,073)
   Other - net                                    5,106        31,142
Net changes in current assets and liabilities   (64,692)      (16,669)
NET CASH PROVIDED BY OPERATIONS                 144,368        86,917

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                            (54,720)      (62,538)
Other - net                                      (1,223)      (12,346)
NET CASH USED FOR  INVESTING ACTIVITIES         (55,943)      (74,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid                             (28,720)      (24,393)
Increase in long-term debt                          849        18,471
Payments on long-term debt                      (65,982)       (2,498)
Other - net                                       5,425        (3,587)
NET CASH USED FOR FINANCING ACTIVITIES          (88,428)      (12,007)

(DECREASE) INCREASE  IN CASH                         (3)           26
   Cash:   Beginning of year                        293           271
	   End of period                      $     290     $     297

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

2. Net income used in the computation of earnings per common share assuming no dilution is reduced by preferred dividend requirements. Earnings per common share assuming full dilution for the second quarter and year-to-date 1995 is based on the weighted number of common shares outstanding during the quarter, including the dilutive effects of stock options outstanding and the conversion of the Company's preferred stocks. Earnings per common share assuming full dilution for the second quarter and year-to-date of 1994 is based on the weighted number of common shares outstanding during the quarter and does not assume the conversion of the Company's preferred stocks or the conversion of stock options outstanding as their effects are antidilutive.

3. The second quarter 1995 and 1994 dividends were declared on June 20, 1995 and June 21, 1994, respectively, and are presented in the accompanying Condensed Consolidated Statement of Income for presentation purposes only.

4. On July 10, 1995, the Company gave notice of its election to redeeem its $2.875 cumulative convertible preferred stock. Under this election, the Company will redeem all shares of the $2.875 cumulative convertible preferred stock not submitted for conversion into common stock by 5:00 p.m. Eastern Standard Time (EST), August 9, 1995, at the redemption price of $51.00 per share which includes accrued and unpaid dividends to the redemption date. The preferred stock may be converted into 1.8182 shares of common stock. The right to convert expires at the close of business (5:00 p.m. EST) on August 9, 1995. At July 15, 1995, 690,730 shares of the Company's $2.875 cumulative convertible preferred stock were outstanding.

5. In managing interest rate sensitivity, the Company utilizes certain financial instruments. At June 17, 1995 and June 18, 1994, the Company was a party to both hedged and nonhedged interest rate swap agreements.

	At June 17, 1995 and June 18, 1994, the nonhedged interest rate swap agreements outstanding had notional principal amounts of $175 million. During the first quarter of 1995, the Company amended the $175 million interest rate swap agreements to eliminate the leveraged coupon rate that was based on various interest rate spreads. The Company's market risk under these agreements is primarily subject to the differential between the London Inter Bank Offered Rate (LIBOR) and LIBOR in arrears during a six month period. The Company does not believe a possible change in LIBOR, during a six month period, would have a material impact on its financial position or results of operations. The estimated fair value of all nonhedged interest rate swap agreements was a loss of $8.9 million and $15.9 million at June 17, 1995 and June 18, 1994, respectively.

			FEDERAL PAPER BOARD COMPANY, INC.
	     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
				 (Unaudited)


	The hedged interest rate swap agreements outstanding had notional principal amounts of $160 million and $175 million at June 17, 1995 and June 18, 1994, respectively. During the first quarter of 1995, the Company also amended these agreements to limit its exposure to fluctuations in LIBOR.

6. Other-net in the accompanying Condensed Consolidated Statement of Income for the twenty-four weeks ended June 17, 1995, includes a net pre-tax gain of $5.5 million resulting from a $9.5 million gain from the sale of assets and a charge of $4.0 million related to a restructuring program. Other-net for the second quarter and year-to-date periods of 1994 includes pre-tax charges of $5.1 million and $15.7 million, respectively, associated with certain financial instrument transactions.

			FEDERAL PAPER BOARD COMPANY, INC.
		      MANAGEMENT'S DISCUSSION AND ANALYSIS
		OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
				  (Unaudited)

				      For the                  For the
				Twelve Weeks Ended     Twenty-Four Weeks Ended
			       June 17,     June 18,     June 17,     June 18,
In thousands                     1995         1994         1995         1994
NET SALES:
Paper, Paperboard and Pulp      $354,455     $232,983     $687,349    $453,407
Wood Products                     58,879       60,117      117,996     118,952
Converting Operations             87,688       80,697      157,205     148,188
Intersegment Eliminations        (37,643)     (25,821)     (63,379)    (53,117)
Total                           $463,379     $347,976     $899,171    $667,430

INCOME BEFORE TAXES:
Paper, Paperboard and Pulp      $111,233     $ 25,188     $208,397    $ 35,794
Wood Products                      6,089       16,379       15,139      36,484
Converting Operations              6,476        1,090         (890)      2,326
Intersegment Eliminations         (2,234)         418       (5,783)        431
General Corporate Items - Net     (9,795)      (9,365)      (8,307)    (26,922)
Interest Expense                 (20,975)     (18,996)     (42,592)    (38,838)
Total                           $ 90,794     $ 14,714     $165,964    $  9,275

RESULTS OF OPERATIONS:

Paper, Paperboard and Pulp

Net sales of paper, paperboard and pulp increased approximately 52% compared to the prior year for the second quarter and year-to-date periods,
respectively.   Factors contributing to the continued growth during the second quarter include: higher market pulp sales due to more favorable selling prices and market conditions, a rise in uncoated free-sheet paper sales of 79% resulting from increased volume coupled with higher average selling prices and an increase in bleached paperboard sales of 41%, due primarily to higher average selling prices and increased demand. Recycled paperboard sales increased 31% also as a result of higher average selling prices. The year-to-date period was influenced by these same factors, with sales increases of 85% in uncoated free-sheet paper, 37% in bleached paperboard and 24% in recycled paperboard.

Operating profits for this segment improved markedly, compared to the prior year for the second quarter and year-to-date periods. Growth was achieved through an increase in selling prices, compared to the prior year periods reported, for all products produced by this group. Market pulp has experienced strong market demand which has allowed the Company to benefit from improved selling prices. Uncoated free-sheet paper selling prices have also improved dramatically, up approximately 70% from the prior year, reflecting the improved economic conditions in the United Kingdom and Europe.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Operating results for market pulp increased substantially over both periods of the prior year, primarily as a result of increased average selling prices. During the second quarter and year-to-date periods production and shipments were relatively unchanged compared to the prior year period.

The bleached paperboard operations continued to perform well in the second quarter of this year, with operating profits significantly improved compared to the second quarter of the prior year. Average selling prices for this product increased 48% compared to the second quarter of last year. Demand for this product has remained strong, with shipments increasing 10% over the comparable prior year period. On a year-to-date basis operating profits are substantially higher as a result of a 36% increase in average selling prices and a 9% increase in shipments compared to the prior year.

Operating profits for the Company's uncoated free-sheet paper operation improved significantly compared to the prior year for the second quarter and year-to-date periods. The increase in operating profits for the second quarter is primarily attributable to a 68% rise in average selling prices coupled with a 6% increase in shipments compared to the prior year. The increase in operating profits year-to-date is primarily attributable to a 70% rise in average selling prices coupled with a 8% increase in shipments compared to the prior year. Continued improvement is expected throughout the remainder of the year, due to favorable market conditions and strengthening demand. Production costs for the year-to-date period have risen 33%, as a result of higher pulp costs, slightly offset by reductions of other operating expenditures reflecting greater efficiency.

Operating profits for recycled paperboard declined 38% and 42% compared to the prior year for the quarter and year-to-date periods, respectively. During 1995, this segment has been adversely affected by sharply higher raw material costs, particularly for old corrugated containers, a primary resource in the manufacture of recycled paperboard. In the second quarter, production was up 7% and average selling prices increased 31%, while shipments were unchanged compared to the prior year. On a year-to-date basis, production was up 5% and average selling prices increased 25%, while shipments decreased 1% compared to the prior year.

Wood Products

The wood products segment includes the results of the Company's lumber plants and land management activities. Net sales for the wood products group were relatively unchanged compared to the prior year for both the quarter and year-to-date. The decline in net sales of lumber reflects lower average selling prices during the first half of this year. Operating profits for the year-to-date period of 1995 have been affected by increased wood costs, primarily as a result of wood shortages brought on by the limitations on the cutting of timber in the Pacific Northwest along with unfavorable weather conditions in the Southeast during the first quarter of 1995. Nevertheless, production and shipments are up 8% and 7%, respectively, for the quarter and 10% and 8%, respectively, for the year-to-date period.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Converting Operations

Net sales for the converting operations increased 9% and 6% compared to the prior year for the second quarter and year-to-date periods, respectively. For the second quarter, net sales for the packaging operations and cup operations increased 21% and 5%, respectively, compared to the prior year. The growth for the twenty-four week period is attributable to a 19% net sales increase for the packaging operations coupled with a 1% increase for the cup operations compared to prior year.

Operating profits for this segment continued to show improvement from last year for both periods presented. The major factor was steady growth in earnings from the cup operations. For the second quarter, domestic cup operations showed an increase in operating profits, primarily the result of increased average selling prices, slightly offset by a decrease in shipments. On a year-to-date basis, operating profits were up 22% for this segment due to increased average selling prices. Operating profits were adversely affected in the current year by $4.0 million in charges associated with the restructuring of the Converting Operations.

Interest Expense

Interest expense for the second quarter and year-to-date was $21.0 million and $42.6 million, respectively, representing increases of 11% and 10% over the comparable prior year periods. The higher level of interest expense in the current year is attributable to a decrease in the amount of interest capitalized, higher borrowing rates for the Company's short-term bank debt and borrowings under the revolving credit agreement and increased interest expense on the Company's interest rate swap agreements. During 1995, capitalized interest decreased due to reduced capital spending on projects qualifying for interest capitalization.

Other Items

The Company is a party to nonhedged interest rate swap agreements. During the second quarter of 1994, the Company was also a party to nonhedged foreign currency option contracts. However, during the second quarter of 1995, the Company was no longer a party to these foreign currency instruments. In the year-to-date periods of 1995 and 1994, pre-tax charges were recorded associated with nonhedged financial instrument transactions of $.5 million and $10.9 million, respectively. Also during the six periods ended June 17, 1995, the Company recorded a pre-tax gain of $9.5 million related to the sale of assets. The effects of these transactions are included in Other-net in the accompanying Condensed Consolidated Statement of Income.

CAPITAL RESOURCES AND LIQUIDITY:

Cash provided by operations rose 66% in comparison to the prior year period. The increase was primarily attributable to the improved level of earnings slightly offset by increases in accounts receivable and inventories in the current year. The growth in receivable levels during the first half of 1995 signifies an improvement in sales over the prior year. Increased production and raw material purchases have caused inventory levels to rise approximately 20% compared to the year end 1994.
				      -10-

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Cash used for investing activities dropped approximately 25% compared to the prior year, principally due to a decrease in net payments made for nonhedged financial instrument transactions. Capital expenditures were $54.7 million in the first half of 1995 compared to $62.5 million in the first half of 1994. During the first twenty-four weeks of 1995, capital expenditures were predominantly related to Phase I of the modernization program at the Riegelwood mill and a program to rebuild the No. 2 paperboard machine at the Augusta mill. Capital expenditures for the full year are expected to increase compared to the prior year due to the projected spending for the two major programs aforementioned. In the first twenty-four weeks of 1994, capital expenditures were predominantly related to a program to expand and modernize the No. 18 paper machine at the Riegelwood mill. It also included amounts related to the construction of a new warehouse for the Company's cup operations.

Cash used for financing activities increased significantly compared to the prior year, principally due to increased payments on long-term debt and an increase in cash dividends paid. During the second quarter of 1995, the Company retired a $25 million bank note and reduced short-term borrowings by $38.5 million. Also during the second quarter of 1995, the Company's Board of Directors voted to increase the quarterly dividend on the Company's common stock to $.40 per share from $.30 per share, an increase of 33%.

To manage interest rate volatility, the Company, during both years presented, has entered into hedged and nonhedged interest rate swap agreements. At June 17, 1995 and June 18, 1994, the nonhedged agreements outstanding had notional principal amounts of $175 million. During the first quarter of 1995, the Company amended the nonhedged agreements to limit exposure to fluctuations in LIBOR. As consideration for these amendments, the Company paid $2.1 million and has accounted for this transaction in Other-net in the accompanying Condensed Consolidated Statement of Income. The cash payment is included in investing activities in the accompanying Condensed Consolidated Statement of Cash Flows.

The hedged interest rate swap agreements outstanding had notional principal amounts of $160 million and $175 million at June 17, 1995 and June 18, 1994,
respectively.   The Company also amended these agreements during the first quarter of the current year to eliminate the leveraged coupon rate that was based on various interest rate spreads. These agreements are currently based on the differential between LIBOR and LIBOR in arrears over a six month period. As consideration for these amendments, the Company recorded a receivable of $8.2 million, which was received in the second quarter of this year. These proceeds were deferred and will be amortized over the life of the agreement.
At June 17, 1995 and June 18, 1994, the Company had deferred net losses of
$.2 million and $1.4 million, respectively and deferred net gains of $13.5 million and $10.1 million, respectively.

The Company is a party to a revolving credit agreement with a total commitment of $250 million. At June 17, 1995, $10 million was outstanding under this agreement. In addition, $75 million remains available for future debt financings, under a previously filed shelf registration statement. The Company believes it has adequate resources to finance its operations and future capital spending programs.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Future Outlook:

The outlook for the remainder of the year is optimistic. Growth in our markets and new capacity additions will increase sales and enhance earnings potential. Furthermore, the Company will continue benefiting from capital spending programs that have reduced costs by increasing efficiency, production and quality.

			PART II. OTHER INFORMATION

Item 6.                 Exhibits and Reports on Form 8-K

		(a)     Exhibits.



			A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.



		(b) There were no reports on Form 8-K filed for the twelve weeks ended June 17, 1995.









				SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				       FEDERAL PAPER BOARD COMPANY, INC.
						 (Registrant)


Date:   July 25, 1995
				       /S/QUENTIN J. KENNEDY
					  Quentin J. Kennedy, Executive Vice
					  President, Secretary and Treasurer



Date:   July 25, 1995
				       /S/ROGER L. SANDERS, II
					  Roger L. Sanders, II, Vice President
					  and Controller
					  (Principal Accounting Officer)

			FEDERAL PAPER BOARD COMPANY, INC.
				  EXHIBIT INDEX




Exhibit No.        Description                                       Page No.

      10           Amended 1992 Key Employees Stock Option Plan         15-21

      10.1         Amended 1992 Stock Option Plan for Non-Employee
              		   Directors                                            22-27

      11           Computation of Earnings per Common Share             28-29

      27           Financial Data Schedule

							      EXHIBIT 10
			FEDERAL PAPER BOARD COMPANY, INC.
		     1992  KEY EMPLOYEES STOCK OPTION PLAN
			  (as amended April 18, 1995)

1.      Purpose of  Plan

	The purpose of the Plan is to aid Federal Paper Board Company, Inc. and its subsidiaries in securing and retaining key employees in the United States of outstanding ability and in motivating such employees to exert their best efforts on behalf of the Company and its subsidiaries. In addition, the Company expects that it will benefit from the added interest which the respective optionees will have in the welfare of the Company as a result of their ownership or increased ownership of the Company's Common Stock.

2.      Stock Subject to the Plan

	The total number of Shares of Common Stock of the Company that may be optioned under the Plan and the Federal Paper Board Company, Inc.
	U.K. Executives Share Option Scheme (herein called the "Scheme") in total is 3,000,000. They may consist, in whole or in part, of unissued Shares or treasury Shares. If any Shares that have been optioned cease to be subject to option, they may again be optioned under the Plan or Scheme.

3.      Administration

	A Stock Option Committee (herein called the "Committee") shall administer the Plan and serve at the pleasure of the Board of Directors (the "Board"). The Committee shall consist of three members of the Board who are not eligible to participate in the Plan and who have not been eligible for at least one year to be selected as persons to whom stock may have been allocated or to whom stock options or stock appreciation rights of the Company or any of its affiliates may have been granted pursuant to the Plan or any other plan or scheme of the Company or its affiliates. The Committee shall have the authority, consistent with the Plan, to determine the provisions of the options to be granted and the timing thereof, to interpret the Plan and the options granted under the Plan, to adopt, amend and rescind rules and regulations for the administration of the Plan and the options, including rules with respect to limitations on the utilization of shares of Common Stock of the Company in full or part payment of the option price under paragraph 6(e) of the Plan, and generally to conduct and administer the Plan and to make all determinations in connection therewith which may be necessary or advisable, and all such actions of the Committee shall be binding upon all participants.

	The Committee may employ such legal counsel, consultants and agents as it may deem desirable for the administration of the Plan and may rely upon any opinion received from any such counsel or consultant and any computation received from any such consultant or agent. The Committee shall keep minutes of its actions under the Plan.

							      EXHIBIT 10
							      (Continued)

	No member of the Board or of the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any options or stock appreciation rights granted under it.

4.      Eligibility

	Key employees, including officers of the Company and its subsidiaries, (but excluding any member of the Committee and any person who serves only as a director), who are from time to time responsible for the management, growth and protection of the business of the Company or its subsidiaries, are eligible to be granted options under the Plan. The optionees under the Plan shall be selected from time to time by the Committee, in its sole discretion, from among those eligible, and the Committee shall determine in its sole discretion the number of Shares to be covered by the option or options granted to each optionee.

5.      Duration of the Plan

	No option may be granted under the Plan after April 21, 2002, but options theretofore granted may extend beyond that date.

6.      Terms and Conditions of Stock Options

	All options granted under the Plan shall be either Incentive Stock Options as defined in section 422A of the (United States) Internal Revenue Code of 1986, as amended (the "Code") or options other than Incentive Stock Options. Each such option shall be subject to all the applicable provisions of the Plan, including the following terms and conditions, and to such other terms and conditions not inconsistent therewith as the Committee shall determine.

	(a) The option price per Share shall be determined by the Committee, but shall not be less than 100% of the fair market value at the time the option is granted.

	(b) Each option shall be exercisable during and over such period ending not later than ten years from the date it was granted, as may be determined by the Committee and stated in the option.

	(c) No option shall be exercisable within one year from the date of the granting of this option, except as may be otherwise provided in Paragraphs 6(h) and 6(i) and Sections 8 and 9 of the Plan.

	(d) Each option granted to any optionee shall state whether it will or will not be treated as an Incentive Stock Option.

                                                               EXHIBIT 10
	                                                  						      (Continued)

	(e) Each option may be exercised by giving written notice to the Company specifying the number of Shares to be purchased, which shall be accompanied by payment in full including applicable taxes, if any. Payment shall be (i) in cash, or (ii) if the terms of the option so permit, in Shares of Common Stock of the Company already owned by the optionee with such Stock valued at its fair market value on the date of exercise, or (iii) by a combination of cash and Shares of Common Stock of the Company. No option shall be exercised for less than the lesser of 50 Shares or the full number of Shares for which the option is then exercisable. No optionee shall have any rights to dividends or other rights of a shareholder with respect to Shares subject to his option until he has given written notice of exercise of his option and paid in full for such Shares. Upon due exercise of an option, the optionee shall be treated for all purposes as having become the record owner of the Shares purchased as of the close of business on the date of exercise. Payment of taxes, if any, shall be in cash at time of exercise or on the applicable tax date under section 83 of the Code, if later; provided, however, tax withholding obligations may be met by the withholding of Common Stock otherwise deliverable to the optionee pursuant to procedures approved by the Committee.

	(f) Notwithstanding the foregoing Paragraph 6(e) of the Plan, each option granted hereunder may provide, or be amended to provide, the right either (i) to exercise such option in whole or in part without any payment of the option price, or (ii) to request the Committee to permit, in its sole discretion, such exercise without any payment of the option price. If an option is exercised without a payment of the option price, the optionee shall be entitled to receive that number of whole Shares as is determined by dividing (a) an amount equal to the fair market value per Share on the date of exercise into (b) an amount equal to the excess of the total fair market value of the Shares on such date with respect to which the option is being exercised over the total cash purchase price of such Shares as set forth in the option. Fractional Shares will be rounded to the next lowest number and the optionee will receive cash in lieu thereof. At the sole discretion of the Committee, or as specified in the option, the settlement of all or part of an optionee's rights under this Paragraph 6(f) may be made in cash in an amount equal to the fair market value of the Shares otherwise payable hereunder. The number of Shares with respect to which any option is exercised under this paragraph 6(f) shall reduce the number of Shares thereafter available for exercise under the option, and such Shares thereafter may not again be optioned under the Plan.

	(g) Each option may provide, or be amended to provide, that the optionee may exercise the option without payment of the option price by delivery to the Company of an exercise notice and irrevocable instructions to deliver Shares of Common Stock directly to the stockbroker named therein in exchange for payment of the option price and withholding taxes by such broker to the Company.

							      EXHIBIT 10
							      (Continued)

	(h) If an optionee's employment by the Company or a subsidiary terminates by reason of his death, his option shall thereafter be exercisable in full for a period of six months from the date of his death or the expiration of the stated period of the option, whichever period is the shorter.

	(i) If an optionee retires at or after age 65 or on account of disability under the Company's Retirement Plan, his option shall thereafter be exercisable in full for a period of three years from the date of such retirement or for the stated period of the option, whichever period is the shorter. If an optionee other than a member of the Company's Key Management Group retires early under the Company's Retirement Plan, his option shall thereafter be exercisable in full for a period of three years from the date of such retirement or for the stated period of the option, whichever period is the shorter. If an optionee who is a member of the Company's Key Management Group retires early under the Company's Retirement Plan, his option shall thereafter be exercisable to the extent it was exercisable at date of retirement for a period of three years from the date of retirement or the stated period of the option, whichever is the shorter; provided, however, the Committee may in its sole discretion accelerate in whole or in part the exercisability of any option held by a member of the Company's Key Management Group who retires early for reasons approved by the Committee. If any retired optionee dies within a period of three years after termination of employment, any unexercised option shall thereafter be exercisable to the extent it was exercisable at date of termination for six months from the date of his death or for the stated period of the option, whichever period is the shorter.

	(j) Unless otherwise determined by the Committee, if an optionee's employment terminates for any reason other than death, retirement or disability, his option shall thereupon terminate.

	(k) In the event any resale by an optionee may be prohibited under the (United States) Securities Act of 1933, the Committee may require each person purchasing Shares pursuant to the option to represent to and agree with the Company in writing that he is acquiring the Shares without a view to distribution thereof. The certificates for such may include any legend which the Committee deems appropriate to reflect any restrictions on transfers.

	(l) The option by its terms shall be personal and shall not be transferable by the optionee otherwise than by will or by the laws of descent and distribution; provided, however, that the optionee may designate in writing a beneficiary of the option in the event of his death. During the lifetime of an optionee, the option shall be exercisable only by him.

                                                               EXHIBIT 10
							      (Continued)

	(m) Notwithstanding any intent to grant Incentive Stock Options, an option granted to any optionee will not be considered an Incentive Stock Option to the extent that it together with any earlier Incentive Stock Options permits the exercise for the first time in any calendar year of more than $100,000 in value of Common Stock (determined at the time of grant).

7.      Transfer, Leave or Absence, etc.

	For the purposes of the Plan: (a) a transfer of an employee from the Company to a subsidiary or vice versa, or from one subsidiary to another, (b) a leave of absence, duly authorized in writing by the Company, for military service or sickness or for any other purpose approved by the Company if the period of such leave does not exceed 90 days, and (c) a leave of absence in excess of 90 days, duly authorized in writing by the Company, provided the employee's right to re-employment is guaranteed either by statute or by contract, shall not be deemed a termination of employment.

8.      Limited Rights

	Any option granted under the Plan may, at the discretion of the Committee, contain provision for limited rights, as described herein. A limited right shall be exercisable upon the occurrence of an event specified in the option as an exercisable event, but not within six months of the date of grant of such right, and shall expire thirty
	(30) days after the occurrence of such event. Exercise events may include, at the discretion of the Committee and as specified in the option, consummation of a tender or exchange offer for a least 20% of the Company's Common Stock outstanding at the commencement of such offer or a proxy contest the result of which is the replacement of a majority of the members of the Company's Board, or consummation of a merger or reorganization of the Company in which the Company does not survive or in which the shareholders of the Company receive stock or securities of another corporation or cash, or a liquidation or dissolution of the Company or other similar events.

	Limited rights shall permit optionee to receive in cash either (i) the highest market price per Share for each Share covered by an option, without regard to the date on which the option otherwise would be exercisable, which the Company's Common Stock traded on the New York Stock Exchange for the sixty days immediately preceding the exercise event or (ii) if provided by the Committee in its discretion at the time of grant, the highest market price per Share for each Share covered by the option which the Company's Common Stock traded on the New York Stock Exchange on the date of exercise, less the option price per Share specified in the option. In the event the exercise event is consummation of a tender or exchange offer, the value per Share set by the tenderor or offeror shall be substituted for the highest market price per Share provided in clause (i) in the preceding sentence if such tender or exchange value is higher. Limited rights shall not extend the exercise period of any option and, to the extent exercised, shall reduce the Shares of the Company's Common Stock available under the Plan and the Shares of such Stock covered by the options to which the limited rights relate.
				      -19-

							      EXHIBIT 10
							      (Continued)

9.      Changes in Capital

	For purposes of options granted to optionees, upon changes in the Common Stock by a stock dividend, stock split, reverse split, subdivision, recapitalization, merger, consolidation (whether or not the Company is a surviving corporation), combination or exchange of Shares, separation, reorganization or liquidation, the number and class of Shares available under the Plan as to which stock options may be awarded, the number and class of Shares under each option and the option price per Share shall be correspondingly adjusted by the Committee, such adjustments to be made in the case of outstanding options without change in the total price applicable to such options. In the event of a merger, consolidation, combination, reorganization or other transaction in which the shareowners of the Company will receive cash or securities (other than stock of the Company) or in the event that an offer is made to the holders of Common Stock to sell or exchange such Common Stock for cash, securities or stock of another corporation and such offer, if accepted, would result in the offeror becoming the owner of (a) at least 50% of the outstanding Common Stock of the Company or (b) such lesser percentage of the outstanding Common Stock which the Committee in its sole discretion determines may materially adversely affect the market value of the Common Stock after the tender offer, the Committee shall, prior to the shareowners' vote on such transaction or prior to the expiration date (without extensions) of the tender or exchange offer, (i) accelerate the time of exercise so that all stock options which are outstanding shall become immediately exercisable in full without regard to any limitations of time or amount otherwise contained in the Plan or the options and/or
	(ii) determine that the options shall be adjusted and make such adjustments by substituting for Common Stock subject to options, stock or other securities of the surviving corporation or offeror if such stock or other securities of such corporation are publicly traded or, if such stock or other securities are not publicly traded, by substituting stock or other securities of a parent or affiliate of the surviving corporation or offeror if the stock or other securities of such parent or affiliate are publicly traded, in which event the aggregate option price shall remain the same and the amount of Shares or other securities subject to option shall be the amount of Shares or other securities which could have been purchased on the closing day of such transaction or the expiration date of the offer with the proceeds which would have been received by the optionee if the option had been exercised in full prior to such transaction or expiration date and the optionee had exchanged all of such Shares in the transaction or sold or exchanged all of such Shares pursuant to the tender or exchange offer. No optionee shall have any right to prevent the consummation of any of the foregoing acts affecting the number of Shares available to the optionee.

10.     Use of Proceeds

	Proceeds from the sale of Shares pursuant to options granted under the Plan shall constitute general funds of the Company.

							      EXHIBIT 10
							      (Continued)


11.     Amendments

	The Board may amend, alter or discontinue the Plan, but no amendment, alteration or discontinuation shall be made which would impair the rights of any holder of an option theretofore granted without his consent, or which, without the approval of the shareholders, would:

	(a) except as is provided in Paragraph 9 of the Plan, increase the total number of Shares reserved for the purpose of the Plan;

	(b) except as is provided in Paragraphs 6(f) and 8 of the Plan, decrease the option price of an option to less than 100% of the fair market value on the date of the granting of the option; and/or

	(c)     extend the duration of the Plan.

	The Committee may amend the terms of any option theretofore granted, retroactively or prospectively, but no such amendment shall impair the rights of any holder without his written consent.

	Notwithstanding the foregoing, the Board may amend the Plan and the Committee may amend the terms of any option, either retroactively or prospectively and without the consent of any optionee, so as to preserve or come within any exemptions from liability under section 16(b) of the Securities Exchange Act of 1934 pursuant to rules and releases promulgated by the Securities Exchange Commission.

							      EXHIBIT 10.1
			FEDERAL PAPER BOARD COMPANY, INC.
			    1992 STOCK OPTION PLAN
			  FOR NON-EMPLOYEE DIRECTORS
			 (as amended February 1, 1995)

1.      Purpose of the Plan

	The purpose of the 1992 Stock Option Plan for Non-Employee Directors (the "Plan") is to aid Federal Paper Board Company, Inc. (the "Company") in securing and retaining experienced and highly qualified non-employee members of its Board of Directors (the "Board").

2.      Stock Subject to Plan

	The total number of shares of Common Stock of the Company ("Shares") that may be optioned under the Plan is 150,000. They may consist, in whole or part, of unissued shares or Treasury shares. If any Shares that have been optioned cease to be subject to option, they may again be optioned.

3.      Eligibility

	Directors of the Company who are not and have never been officers or employees of the Company or its subsidiaries.

4.      Duration of the Plan

	No option may be granted under the Plan after April 20, 2003, but options granted prior to that date may be extended beyond that date.

5.      Grant of Option

	Subject to the approval of this Plan by the Stockholders of the Company at or prior to the Company's 1993 Annual Stockholders' Meeting, each eligible director who is a director on October 20, 1992, is hereby granted an option on October 20, 1992, to purchase 10,000 shares of the Common Stock of the Company.

	Any person who becomes a director of the Company subsequent to October 20, 1992, and is an eligible director, provided there are sufficient Shares available under the Plan, is hereby granted an option to purchase 10,000 shares of the Common Stock of the Company on the date of election or appointment as a director. If there are insufficient Shares available to make all grants specified on the applicable date, then all those who become entitled on that date shall share ratably in the then available Shares.

	Subject to the approval by the Stockholders of the Company at or prior to the Company's 1995 Annual Stockholders' Meeting, each eligible director who is a director on February 1, 1995, is hereby granted an option on February 1, 1995, to purchase 5,000 shares of the Common Stock of the Company.

	In the event that the Plan is not approved by the Stockholders of the Company as herein provided each option granted hereunder shall be void.

							      EXHIBIT 10.1
							      (Continued)


6.      Terms and Conditions of Stock Options

	All options granted under the Plan shall be options other than Incentive Stock Options as defined in section 422A of the (United States) Internal Revenue Code of 1986, as amended (the "Code"). Each such option shall be subject to all the applicable provisions of the Plan, including the following terms and conditions:

	(a) The option price per Share shall be 100% of the fair market value at the time the option is granted. Fair market value shall be the average of the high and low sales price of the Common Stock on the date of grant as reported on the New York Stock Exchange composite transactions tape.

	(b) Each option shall be exercisable during the period ending ten years from the date it was granted as follows:

		(1) 25% after continuous service as a director for one (1) year from the date of grant.

		(2) 50% after continuous service as a director for two (2) years from the date of grant.

		(3)     75% after continuous service as a director for three
			(3) years from the date of grant.

		(4)     100% after continuous service as a director for four
			(4) years from the date of grant.



	(c) Each option may be exercised by giving written notice to the Company specifying the number of Shares to be purchased, which shall be accompanied by payment in full including applicable taxes, if any. Payment shall be (i) in cash, or (ii) in Shares of Common Stock of the Company already owned by the optionee with such Stock valued at its fair market value on the date of exercise or (iii) by a combination of cash and Shares of Common Stock of the Company. No option shall be exercised for less than the lesser of 50 Shares or the full number of shares for which the option is then exercisable. No optionee shall have any rights to dividends or other rights of a shareholder with respect to Shares subject to the option until the option has been exercised and the option price paid in full. Upon due exercise of an option, the optionee shall be treated for all purposes as having become the record owner of the Shares purchased as of the close of business on the date of exercise. Payment of taxes, if any, shall be in cash at time of exercise or such later date as may be permitted by law; provided, however, tax withholding obligations may be met by the withholding of Common Stock otherwise deliverable to the optionee.

							      EXHIBIT 10.1
							      (Continued)

	(d) If an optionee dies while serving as a director, the option shall thereafter be exercisable in full for a period of six months from the date of death or the expiration of the stated period of the option, whichever period is the shorter.

	(e) If an optionee ceases to be a director of the Company and is eligible to receive a pension under the Retirement Plan for Outside Directors, the option, to the extent exercisable on the date the director ceases to be a director, shall thereafter be exercisable for a period of three years or the expiration of the stated period of the option, whichever period is the shorter.

	(f) The option by its term shall be personal and shall not be transferable by the optionee otherwise than by will or by the laws of descent and distribution; provided, however, that the optionee may designate in writing a beneficiary of the option in the event of death. During the lifetime of an optionee, the option shall be exercisable only by the optionee.

7.      Changes in Capital

	For purposes of options granted to optionees, upon changes in the Common Stock by a stock dividend, stock split, reverse split, subdivision, recapitalization, merger, consolidation (whether or not the Company is a surviving corporation), combination or exchange of Shares, separation, reorganization or liquidation, the number and class of shares available under the Plan as to which stock options may be awarded, the number and class of Shares under each option and the option price per Share shall be correspondingly adjusted, such adjustments to be made in the case of outstanding options without change in the total price applicable to such options.

8.      Change of Control

	(a)     Notwithstanding other provisions of the Plan, but subject to
		Section 8(c), in the event of a change in control of the Company, (i) all of the options then outstanding shall immediately become exercisable, unless directed otherwise by a resolution by the Board adopted prior to and specifically relating to the occurrence of such change in control, and (ii) each optionee shall have the right within one (1) year after such event to exercise the option in full notwithstanding any limitation or restriction in the Plan.

							      EXHIBIT 10.1
							      (Continued)

	(b) For purposes of this Section 8, a "change of control" shall be deemed to have occurred if:

			(1)     there shall be consummated

				(i)     any consolidation or merger of the
					Company in which the Company is not the
					continuing or surviving corporation or
					pursuant to which any shares of Common
					Stock are to be converted into cash,
					securities or other property, provided
					that the consolidation or merger is not
					with a corporation which was a wholly-
					owned subsidiary of the Company
					immediately before the consolidation or
					merger; or

				(ii)    any sale, lease, exchange or other
					transfer (in one transaction or a
					series of  related transactions) of
					all, or substantially all, of the
					assets of the Company; or

			(2) the Stockholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company; or

			(3) any "person", including a "group" as determined in accordance with Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), is or becomes the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act), directly or indirectly, of 30% or more of the combined voting power of the Company's then outstanding Common Stock, provided that such person shall not be a wholly -owned subsidiary of the Company immediately before it becomes such 30% beneficial owner; or

			(4) individuals who constitute the Board on October 20, 1992, (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to October 20, 1992, whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least three quarters of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) shall be, for purposes of this clause (4), considered as though such person were a member of the Incumbent Board.

							      EXHIBIT 10.1
							      (Continued)

	(c) In no event, however, may any option be exercised (i) prior to the Plan being approved by the Stockholders of the Company,
		(ii) prior to the expiration of six (6) months from the date of grant, or (iii) after ten (10) years from the date it was granted.

9.      Use of Proceeds

	Proceeds from the sale of Shares pursuant to options granted under the Plan shall constitute general funds of the Company.

10.     Amendments

	The Board may amend, alter or discontinue the Plan, but no amendment, alteration or discontinuation shall be made which would impair the rights of any holders of an option theretofore granted without his consent, or which without the approval of the shareholders, would:

	(a) except as is provided in Paragraph 7 of the Plan, increase the total number of Shares reserved for the purpose of the Plan;

	(b) decrease the option price of an option to less than 100% of the fair market value on the date of the granting of the option; and/or

	(c)     extend the duration of the Plan.

	Notwithstanding the foregoing, the Board may amend the Plan either retroactively or prospectively and without the consent of any optionee, so as to preserve or come within any exemptions from liability under
	section 16(b) of the Securities Exchange Act of 1934 pursuant to rules and releases promulgated by the Securities Exchange Commission provided, however, that the Plan provisions affecting the amount of Common Stock to be awarded eligible directors, the timing of those awards or the determination of those eligible to receive such awards may not be amended more than once every six months, other than to comport with changes in the Code, the Employee Retirement Income Security Act of 1974, as amended, or the rules thereunder.

							      EXHIBIT 10.1
							      (Continued)

11.     Administration

	The Plan shall be administered by the Board. The Board shall have all the powers vested in it by the terms of the Plan, such powers to include authority (within the limitations described herein) to prescribe the form of all Option Agreements. The Board shall, subject to the provisions of the Plan, grant options under the Plan and shall have the power to construe the Plan, to determine all questions arising thereunder and to adopt and amend such rules and regulations for the administration of the Plan as it may deem desirable. Any decision of the Board in the administration of the Plan, as described herein, shall be final and conclusive. The Board may act only by a majority of its members in office, except that the members thereof may authorize any one or more of their number or the Secretary or any other officer of the Company to execute and deliver documents on behalf of the Board.
	No member of the Board shall be liable for anything done or omitted to be done by such member or by any other member of the Board in connection with the Plan, except as may expressly be provided by statute.