Form 10-Q
period 1995-09-09
FEDERAL PAPER BOARD CO INC
filed 1995-10-24
CIK 34891

			       UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, DC 20549


				FORM  10-Q


	   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		    OF THE SECURITIES EXCHANGE ACT OF 1934
	      For the Thirty-Six Weeks Ended September 9, 1995


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


				YES     X       NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


		 CLASS                      OUTSTANDING AT OCTOBER 7, 1995
     Common stock, par value $5 share                  47,182,707

			FEDERAL PAPER BOARD COMPANY, INC.

				      INDEX


								      PAGE
PART I        FINANCIAL INFORMATION


Item 1.       Financial Statements:

	      Condensed Consolidated Balance Sheet                      3

	      Condensed Consolidated Statement of Income                4

	      Condensed Consolidated Statement of Cash Flows            5

	      Notes to Condensed Consolidated Financial Statements      6-9


Item 2.       Management's Discussion and Analysis of Financial
	      Condition and Results of Operations                       10-15



PART  II      OTHER INFORMATION *


Item 6.       Exhibits and Reports on Form 8-K                          16

	      Signatures                                                16




* Item numbers which are inapplicable or to which the answer is negative have been omitted.

			FEDERAL PAPER BOARD COMPANY, INC.
		      CONDENSED CONSOLIDATED BALANCE SHEET
				   (Unaudited)

					 September 9,           December 31,
In thousands                                1995                    1994
ASSETS
  Cash                                    $      290             $      293
  Receivables - net                          123,458                 73,856
  Inventories:
    Raw materials                            103,778                 74,489
    Work in process                           23,642                 18,365
    Finished goods                           109,392                 90,316
    Supplies                                  54,837                 52,533
  Subtotal                                   291,649                235,703
  Lifo reserve                               (13,449)               ( 5,156)
  Total inventories                          278,200                230,547
  Other current assets                        35,561                 52,545
  Total Current Assets                       437,509                357,241

  Property, plant and equipment            2,871,668              2,794,716
  Accumulated depreciation                  (969,210)              (897,077)
  Property, plant and equipment - net      1,902,458              1,897,639

  Timber and timberlands                     187,942                188,896
  Other assets                               157,465                165,873
  Total Assets                            $2,685,374             $2,609,649

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current portion of long-term debt       $   72,649             $   74,544
  Short-term bank debt                        16,300                 24,242
  Accrued interest                            27,612                 19,443
  Other current liabilities                  220,086                219,526
  Total Current Liabilities                  336,647                337,755

  Long-term debt                             816,220                921,227
  Other liabilities                           82,073                 78,832
  Deferred tax liability                     394,174                353,643

  Capital stock                              235,865                215,304
  Other capital                              242,010                250,183
  Retained earnings                          579,942                453,977
  Treasury stock, at cost                     (1,557)                (1,272)
  Total Shareholders' Equity               1,056,260                918,192

  Total Liabilities and Shareholders'
  Eqiuty                                  $2,685,374             $2,609,649

  See accompanying notes to condensed consolidated financial statements.

			FEDERAL PAPER BOARD COMPANY, INC.
		   CONDENSED CONSOLIDATED STATEMENT OF INCOME
				  (Unaudited)


				     For the                    For the
			       Twelve Weeks Ended       Thirty-Six Weeks Ended
			     Sept. 9,     Sept. 10,      Sept. 9,    Sept. 10,
In thousands, except           1995         1994           1995         1994
per share amounts
Net sales                      $457,884    $373,871     $1,357,055  $1,041,301

Costs and expenses:
   Cost of products sold        295,345     272,140        879,216     779,054
   Depreciation, amortization
   and cost of timber harvested  35,089      34,389        106,365     100,206
   Selling and administrative
   expenses                      21,485      15,954         63,448      47,304
   Interest expense              20,775      20,259         63,367      59,097
   Other - net                    1,637       6,476         (4,858)     21,712
Total costs and expenses        374,331     349,218      1,107,538   1,007,373

Income before taxes              83,553      24,653        249,517      33,928
Provision for income taxes       28,253       9,453         89,317      10,028
Net income                       55,300      15,200        160,200      23,900
Preferred dividend requirements     166       1,524          2,943       4,573
Net income applicable to common
shares                         $ 55,134    $ 13,676     $  157,257  $   19,327


Average Common Shares Outstanding:

    Assuming no dilution         46,042      42,265         43,822      42,216
    Assuming full dilution       49,165      43,293         48,367      43,225


Earnings Per Common Share:

    Assuming no dilution          $1.20        $.32          $3.59        $.46
    Assuming full dilution        $1.12        $.32          $3.31        $.45

Dividends Per Common Share         $.40        $.25          $1.10        $.75


See accompanying notes to condensed consolidated financial statements.

			FEDERAL PAPER BOARD COMPANY, INC.
		CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
				  (Unaudited)


						For the Thirty-Six Weeks Ended
						  Sept. 9,          Sept. 10,
In thousands                                        1995              1994
CASH FLOWS FROM OPERATIONS:
Net income                                         $ 160,200        $  23,900
Adjustments to reconcile net income
to net cash provided by operations:
   Depreciation, amortization and
   cost of timber harvested                          106,365          100,206
   Deferred income tax provision                      38,981            3,920
   Other - net                                         9,896           24,439
Net changes in current assets and liabilities        (65,132)           1,643
NET CASH PROVIDED BY OPERATIONS                      250,310          154,108


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                (101,393)         (93,976)
Other - net                                             (993)         (14,923)
NET CASH USED FOR  INVESTING ACTIVITIES             (102,386)        (108,899)


CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid                                  (47,008)         (34,954)
Increase in long-term debt                            10,271           25,758
Payments on long-term debt                          (117,166)         (39,232)
Other - net                                            5,976            3,243
NET CASH USED FOR FINANCING ACTIVITIES              (147,927)         (45,185)


(DECREASE) INCREASE  IN CASH                              (3)              24
   Cash:   Beginning of year                             293              271
	       End of period                       $     290        $     295


See accompanying notes to condensed consolidated financial statements.

			FEDERAL PAPER BOARD COMPANY, INC.
	     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				  (Unaudited)

	Basis of Presentation

	In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, necessary to present fairly the results for the interim periods presented.

	Certain reclassifications have been made to the prior interim periods' financial statements in order to conform to the current period presentation.

	The third quarter 1995 and 1994 dividends were declared on September 19, 1995 and September 20, 1994, respectively, and are presented in the accompanying Condensed Consolidated Statement of Income for presentation purposes only.

	Earnings Per Common Share

	Net income used in the computation of earnings per common share assuming no dilution is reduced by preferred dividend requirements. Earnings per common share assuming full dilution for the third quarter and year-to-date periods of 1995 is based on the weighted number of common shares outstanding during the period, including the dilutive effects of stock options outstanding and the conversion of the Company's preferred stocks. Earnings per common share assuming full dilution for the third quarter and year-to-date periods of 1994 does not assume the conversion of the Company's $2.875 preferred stock as the effect is antidilutive.

	Redemption of Preferred Stock

	During the third quarter of 1995, the Company gave notice of its election to redeem its $2.875 cumulative convertible preferred stock. Under this election, the Company redeemed all shares of the $2.875 cumulative convertible preferred stock not submitted for conversion into common stock by August 9, 1995. The redemption price was $51.00 per share which included accrued and unpaid dividends to the redemption date. As a result, all of the shares were converted into common stock or redeemed at $51.00 per share.

	Financial Instruments

	In managing interest rate sensitivity, the Company utilizes certain financial instruments. At September 9, 1995 and September 10, 1994, the Company was a party to both hedged and nonhedged interest rate swap agreements.

			FEDERAL PAPER BOARD COMPANY, INC.
	     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
				  (Unaudited)

	At September 9, 1995 and September 10, 1994, the nonhedged interest rate swap agreements outstanding had notional principal amounts of $175 million and $340 million, respectively. During the first quarter of 1995, the Company amended the $175 million interest rate swap agreements to eliminate the leveraged coupon rate that was based on various interest rate spreads. The Company's market risk under these agreements is primarily subject to the differential between the London Inter Bank Offered Rate (LIBOR) and LIBOR in arrears during a six month period. The Company does not believe a possible change in LIBOR, during a six month period, would have a material impact on its financial position or results of operations. The estimated fair value of all nonhedged interest rate swap agreements was a loss of $9.0 million and $17.8 million at September 9, 1995 and September 10,1994, respectively.

	The hedged interest rate swap agreements outstanding had notional principal amounts of $160 million and $175 million at September 9, 1995 and September 10, 1994, respectively. During the first quarter of 1995, the Company also amended these agreements to limit its exposure to fluctuations in LIBOR.

	Income Taxes

	The overall effective income tax rate for 1995 and 1994 was 35.8% and 29.5%, respectively. The provision for income taxes for the year-to-date period of 1994 includes a favorable adjustment of $3.2 million due to the settlement of prior year tax audits. The 1995 effective income tax rate includes tax benefits provided by the Company's foreign sales corporation and a reduction in the State effective income tax rate.

	Other-net

	Other-net in the accompanying Condensed Consolidated Statement of Income for the thirty-six weeks ended September 9, 1995, includes a net pre-tax gain of $5.5 million associated with the sale of assets and the cost of the Imperial Bondware cup restructuring program. Other-net for the third quarter and year-to-date periods includes pre-tax charges of $0.1 million and $0.6 million for 1995, and $3.7 million and $19.4 million for 1994, respectively, associated with certain financial instrument transactions.

	Subsequent Event

	During the fourth quarter of 1995, the Company announced further restructuring of its Imperial Bondware cup operations. The restructuring will result in a pre-tax charge of approximately $73 million, of which approximately $69 million is non-cash related.
	This charge includes the write-off of approximately $57 million associated with the impairment of goodwill and long-lived assets and a charge related to plant closures of approximately $12 million for fixed asset write-downs and approximately $4 million for employee severance and facility costs.

			FEDERAL PAPER BOARD COMPANY, INC.
	     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
				  (Unaudited)

	The Company entered the cup market in 1989 with the acquisition of Imperial Cup Corp. and further invested in this business with the acquisition of Continental Bondware, Inc. in 1990. The Company's decision to enter the cup market was based on two major factors: (1) there appeared to be the potential of high returns on this investment, since the cup industry had double digit sales growth for most of the prior decade, with profit margins averaging about 20% of sales and
	(2) the acquisition assured Federal an outlet for a portion of its primary product, bleached paperboard. The expected results for this business were not reached due to the downturn in the U.S. economy along with the addition of new competitors in the marketplace and, more recently, the sharp increase in the cost of the operations' primary raw material, paperboard.

	In 1993, the Company began instituting a cost reduction program to streamline the cup operations and increase efficiencies. This program included the closing of the acquired Continental Bondware, Inc. corporate office in 1993 and the closing of the Salisbury, MD facility in the fourth quarter of 1994, transferring its business to the remaining cup plants which were larger and more cost efficient. It also included the construction of a new distribution center and an overall reduction in personnel. This program did generate cost savings, however the cup operations continued to be unprofitable. At that time, the Company evaluated the recoverability of long-lived assets and related goodwill and determined they were recoverable.

	During the first quarter of 1995, the Company recorded a charge of approximately $4 million in accordance with management's decision to further restructure the cup business by closing the Chicago,IL plant and exiting the wax cup business. The Company expected that its wax cup customers would convert to poly coated cups which would be supplied from the remaining four cup facilities. As a result of this restructuring, the Company expected to substantially increase operating profits for the remaining facilities through increased volume and reduced costs; however, the impact of these efforts was ultimately not enough to offset raw material price increases in order to achieve anticipated or acceptable levels of gross margin at the Imperial Cup Corp. plants acquired in 1989.

			FEDERAL PAPER BOARD COMPANY, INC.
	     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
				  (Unaudited)

	During the fourth quarter of 1995, the Company announced the closure or sale of its Lafayette, GA cup plant, consolidating the cup business into three core plants: Shelbyville, IL, Kenton, OH and Visalia, CA. With the closure of the Lafayette, GA plant, the Company again evaluated the recoverability of its long-lived assets and related goodwill associated with the remaining three plants. The Company, in accordance with Statement of Financial Accounting Standards
	No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", tested for impairment by comparing the projected future cash flows at the plant level, on an undiscounted basis without interest, to the carrying amount of the assets at each remaining plant. The projected future cash flows were management's best estimate of future operations and were calculated using the Company's projected budget for fiscal year 1996 and carrying that amount forward over the remaining lives of the fixed assets at an inflation rate to sales of 2% per year. Based upon these comparisons, the Company concluded that the goodwill and a portion of its long-lived assets associated with its Kenton, OH and Visalia, CA plants were impaired and therefore will record a charge of approximately $57 million during the fourth quarter of 1995.

	This charge represents the excess of the carrying amount of the Kenton, OH and Visalia, CA assets compared to their estimated fair values. The Company's engineers determined the fair value of these assets by estimating the amount that would be received in a sale of individual assets to willing buyers. The determination of the fair value of these assets approximates the present value of estimated expected future cash flows using a discount rate commensurate with the Company's expected rate of return and risk involved in the business.

	The write-off of goodwill is expected to significantly increase our fourth quarter and year-to-date effective income tax rate due to the fact that it is a permanent difference in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

			FEDERAL PAPER BOARD COMPANY, INC.
		      MANAGEMENT'S DISCUSSION AND ANALYSIS
		OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
				  (Unaudited)

				      For the                   For the
				Twelve Weeks Ended      Thirty-Six Weeks Ended
			       Sept. 9,    Sept. 10,      Sept. 9    Sept. 10,
In thousands                     1995         1994          1995        1994
NET SALES:
Paper, Paperboard and Pulp     $332,865    $244,080    $1,020,214   $  697,487
Wood Products                    58,797      65,315       176,793      184,267
Converting Operations            95,413      89,477       252,618      237,665
Intersegment Eliminations       (29,191)    (25,001)      (92,570)     (78,118)
Total                          $457,884    $373,871    $1,357,055   $1,041,301

INCOME BEFORE TAXES:
Paper, Paperboard and Pulp     $108,282    $ 34,231    $  316,679   $   70,025
Wood Products                     5,191      16,791        20,330       53,275
Converting Operations             3,129       5,629         2,239        7,955
Intersegment Eliminations        (1,180)       (154)       (6,963)         277
General Corporate Items - Net   (11,094)    (11,585)      (19,401)     (38,507)
Interest Expense                (20,775)    (20,259)      (63,367)     (59,097)
Total                          $ 83,553    $ 24,653    $  249,517   $   33,928

RESULTS OF OPERATIONS:

Paper, Paperboard and Pulp

Net sales of paper, paperboard and pulp increased approximately 36% and 46% compared to the prior year for the third quarter and year-to-date periods, respectively. Factors contributing to the continued improvement during the third quarter include higher market pulp sales due to favorable selling prices and market conditions, an increase in uncoated free-sheet paper sales resulting from increased volume coupled with higher average selling prices and an increase in bleached paperboard sales, due primarily to higher average selling prices and increased demand. The year-to-date period was influenced by these same factors, with sales increases in uncoated free-sheet paper and bleached paperboard.

Operating profits for this segment improved markedly, compared to the prior year for the third quarter and year-to-date periods. The improved results were achieved through an increase in selling prices, compared to the prior year periods reported, for all products produced by this group.

Market pulp has experienced strong market demand which has allowed the Company to benefit from improved selling prices. During the third quarter and year-to-date periods production and shipments increased slightly compared to the prior year period.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

The bleached paperboard operations continued to perform well in the third quarter of this year, with operating profits significantly improved compared to the third quarter of the prior year. Average selling prices for this product increased compared to the third quarter of last year. On a year-to-date basis operating profits are substantially higher as a result of an increase in average selling prices, slightly offset by a small decrease in shipments.

Operating profits for the Company's uncoated free-sheet paper operation improved significantly compared to the prior year for the third quarter and year-to-date periods. The increase in operating profits for the third quarter is primarily attributable to an increase in average selling prices. The increase in operating profits for the year-to-date period is primarily attributable to an increase in average selling prices coupled with a 6% increase in shipments compared to the prior year. Continued improvement is expected throughout the remainder of the year, due to favorable market conditions and strengthening demand. Production costs for the year-to-date period have increased, as a result of higher pulp costs, slightly offset by reductions of other operating costs reflecting greater efficiency.

Operating profits for recycled paperboard declined considerably compared to the prior year for both the quarter and year-to-date periods. During 1995, this segment has been adversely affected by sharply higher raw material costs, particularly for old corrugated containers, a primary resource in the manufacture of recycled paperboard. In the third quarter, production and shipments were down compared to the prior year due to softening market conditions. On a year-to-date basis, average selling prices increased, while shipments decreased compared to the prior year.

The Company achieved record third quarter net sales and net income in spite of a major annual maintenance shutdown at the Riegelwood, NC mill and scheduled maintenance shutdowns at the Inverurie, Scotland uncoated free-sheet paper mill and the Sprague, CT recycled paperboard mill.

Wood Products

The wood products segment includes the results of the Company's lumber plants and land management activities. Net sales for the wood products group declined 10% and 4% compared to the prior year for the quarter and year-to-date periods, respectively. The decline in net sales of lumber reflects lower average selling prices marginally offset by increased shipments. Average prices for the third quarter of this year have improved and are expected to remain constant throughout the remainder of the year. Operating profits for the year -to-date period of 1995 have been affected by increased wood costs due to substantially reduced availability. In the West, environmental restraints have had a negative impact on supply and the U.S. Forest Service has restricted the use of its land for logging; while in the East, pine forests are being depleted. Nevertheless, production and shipments have increased for the quarter and year-to-date periods compared to the prior year.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Converting Operations

Net sales for the converting operations increased approximately 7% and 6% for the third quarter and year-to-date periods of 1995 compared to the prior year. These increases in sales are attributable to increased shipments of folding cartons and increased average selling prices for cup products partially offset by reduced shipments of cup products. In the year-to-date period the carton operations experienced a sales increase of 13% while the cup operations experienced an increase of 4%. During the third quarter, carton operations' sales increased 4% while cup operations' sales increased 8%.

Operating profits for this segment declined for both periods presented compared to the prior year despite increased sales. These operations continue to experience increased raw material costs. The cup operations have experienced the sharper increase in these costs due to the grade of paperboard used in the manufacturing process. As a result of these increased costs, an adjustment has been recorded to properly reflect the value of the inventory under the Last-in, First-out (LIFO) inventory method. The LIFO adjustment was a charge of $3.9 million for the year-to-date period of 1995 compared to a benefit of $0.5 million for the same period of the prior year. The year-to-date results include a charge of $4.0 million associated with the restructuring of these operations.

Interest Expense

Interest expense for the third quarter and year-to-date was $20.8 million and $63.4 million, respectively, representing increases of 3% and 7% over the comparable prior year periods. The higher level of interest expense in the current year is attributable to a decrease in capitalized interest, higher borrowing rates for the Company's short-term bank debt and borrowings under the revolving credit agreement coupled with increased interest expense on the Company's interest rate swap agreements. During 1995, capitalized interest decreased due to the fact that this year capital spending has been concentrated on projects not qualifying for interest capitalization.

Income Taxes

The Company's effective income tax rate for the year-to-date periods of 1995 and 1994 was 35.8% and 29.5%, respectively. The 1994 effective income tax rate included the benefit of the settlement of prior year tax audits. The 1995 effective income tax rate includes tax benefits provided by the Company's foreign sales corporation and a reduction in the State effective income tax rate.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Other Items

The Company is a party to nonhedged interest rate swap agreements. During the third quarter of 1994, the Company was also a party to nonhedged foreign currency option contracts. At September 9, 1995, the Company was not a party to any foreign currency option contracts. In the quarters ending September 9, 1995 and September 10, 1994, pre-tax charges were recorded associated with financial instrument transactions of $0.1 million and $3.7 million, respectively. In the year-to-date periods of 1995 and 1994, pre-tax charges were recorded associated with nonhedged financial instrument transactions of $0.6 million and $19.4 million, respectively. During the nine periods ended September 9, 1995, the Company recorded a net gain of $5.5 million associated with the sale of assets and the Imperial Bondware cup restructuring program. The effects of these transactions are included in Other-net in the accompanying Condensed Consolidated Statement of Income.

The Company's employees at the Riegelwood, NC paperboard and pulp mill are covered by a collective bargaining agreement, which expired in September 1995. The parties have agreed to extend the terms of this contract until such time that a new agreement is reached between the parties. Negotiations are ongoing and preliminary discussions have been encouraging.

CAPITAL RESOURCES AND LIQUIDITY:

Cash provided by operations rose 62% in comparison to the prior year period. The increase was primarily attributable to the improved level of earnings partially offset by increases in accounts receivable and inventories in the current year. The growth in receivable levels during the three quarters of 1995 is a result of improved sales over the prior year. Increased production and raw material purchases have caused inventory levels to rise approximately 21% compared to the year end 1994 levels.

Cash used for investing activities decreased approximately 6% compared to the prior year, due to a decrease in net payments made for nonhedged financial instrument transactions. Capital expenditures were $101.4 million in the three quarters of 1995 compared to $94.0 million in the three quarters of 1994. During the first thirty-six weeks of 1995, capital expenditures were predominantly related to Phase I of the modernization program at the Riegelwood mill and a program to rebuild the No. 2 paperboard machine at the Augusta mill. Capital expenditures for the full year are expected to increase compared to the prior year due to the projected spending for the two major aforementioned programs. In the first thirty-six weeks of 1994, capital expenditures were predominantly related to a program to expand and modernize the No. 18 paper machine at the Riegelwood mill. It also included amounts related to the construction of a new warehouse for the Company's cup operations.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Cash used for financing activities increased significantly compared to the prior year, principally due to increased payments on long-term debt and an increase in cash dividends paid due to the Board of Directors increasing the quarterly dividend on the Company's common stock to $.40 per share from $.30 per share. During the first thirty-six weeks of 1995, the Company retired a $25 million bank note and reduced long-term borrowings by $92.2 million. Also during the third quarter, the Company issued $9.0 million of Industrial Revenue Bonds due in 2020.

In managing interest rate sensitivity, the Company utilizes certain financial instruments. At September 9, 1995 and September 10, 1994, the Company was a party to both hedged and nonhedged interest rate swap agreements. At September 9, 1995 and September 10, 1994, the nonhedged agreements outstanding had notional principal amounts of $175 million and $340 million, respectively. The estimated fair value at September 9, 1995 and September 10, 1994 was a loss of $9.0 million and $17.8 million, respectively. During the first quarter of 1995, the Company amended the nonhedged agreements to eliminate the leveraged coupon rate that was based on various interest rate spreads. As consideration for these amendments, the Company paid $2.1 million and has accounted for this transaction in Other-net in the accompanying Condensed Consolidated Statement of Income. The cash payment is included in investing activities in the accompanying Condensed Consolidated Statement of Cash Flows.

The hedged interest rate swap agreements outstanding had notional principal amounts of $160 million and $175 million at September 9, 1995 and September 10,
1994, respectively.   The Company also amended these agreements during the
first quarter of the current year to limit exposure to fluctuations in LIBOR. These agreements are currently based on the differential between LIBOR and LIBOR in arrears over a six month period. As consideration for these amendments, the Company recorded a receivable of $8.2 million, which was received in the second quarter of this year. These proceeds were deferred and will be amortized over the life of the agreement. At September 9, 1995 and September 10, 1994, the Company had deferred net losses of $0.2 million and $1.1 million, respectively and deferred net gains of $12.3 million and $9.5 million, respectively.

The Company is a party to a revolving credit agreement with a total commitment of $250 million. At September 9, 1995, no amount was outstanding under this agreement. In addition, $75 million remains available for future debt financings, under a previously filed shelf registration statement. The Company believes it has adequate resources to finance its operations and future capital spending programs.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Future Outlook:

The Company has decided during the fourth quarter of fiscal year 1995 to adopt Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which will result in the Company recording a charge of approximately $57 million in the fourth quarter of 1995. The Company simultaneously announced a further restructuring of its cup operations, which will include the closure of its LaFayette, GA plant and a charge for plant closing costs of approximately $16 million. The cup operations restructuring will consolidate the cup business into three core plants: Shelbyville, IL, Kenton, OH and Visalia, CA. The Company will exit the plastic cup business and cease the production of waxed cups. The Company expects most of its wax customers will convert to poly coated cups, which are higher in quality and offer superior graphics capabilities.
The restructuring and write-off of goodwill and impaired assets is expected to substantially increase operating income from the remaining core plants by increasing volume at these locations and reducing costs. The three remaining core plants are modern and cost efficient and have the capacity to have business transferred from the closed facilities (see Subsequent Event note in the Notes to the Condensed Consolidated Financial Statements).

Excluding the restructuring charge to be taken in the fourth quarter of this year, the outlook for the remainder of the year is optimistic. Growth in our markets and our continued investment in our operations will increase sales and enhance earnings potential. Furthermore, the Company will continue benefiting from capital spending programs that have reduced costs by increasing efficiency, production and quality.

			PART II. OTHER INFORMATION

Item 6.                 Exhibits and Reports on Form 8-K

		(a)     Exhibits.

			A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.


		(b) There were no reports on Form 8-K filed for the thirty-six weeks ended September 9, 1995.






				SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





				      FEDERAL PAPER BOARD COMPANY, INC.
					       (Registrant)


Date:  October 23, 1995
				   /S/QUENTIN J. KENNEDY
				      Quentin J. Kennedy, Executive Vice
				      President, Secretary and Treasurer


Date:  October 23, 1995
				   /S/ROGER L. SANDERS, II
				      Roger L. Sanders, II, Vice President
				      and Controller
				      (Principal Accounting Officer)

			FEDERAL PAPER BOARD COMPANY, INC.
				  EXHIBIT INDEX



Exhibit No.             Description


      11                Computation of Earnings per Common Share       18 - 19


      27                Financial Data Schedule                           -